Form 10-K
period 2006-12-31
iShares GSCI Commodity Indexed Trust; iShares GSCI Commodity-Indexed Investing Pool LLC
filed 2007-03-30
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-32947 (Registrant)

                                                   001-32948 (Co-Registrant)

iShares® GSCI® Commodity-Indexed Trust

iShares® GSCI® Commodity-Indexed Investing Pool LLC

(Rule 140 Co-Registrant)

(Exact name of registrant as specified in its charter)

Delaware	51-6573369 (Registrant) 34-2061331 (Co-Registrant)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Barclays Global Investors International Inc.

45 Fremont Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Group

(Address of principal executive offices)

(415) 597-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares(Units of Beneficial Interest)	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of December 31, 2006, the registrant had 3,600,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST AND INVESTING POOL FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

i

Item 14.	Principal Accounting Fees and Services	43

PART IV

Item 15.	Exhibits, Financial Statement Schedules	44

ii

Part I

Item 1.	Business.

Summary

The iShares® GSCI® Commodity-Indexed Trust, or the Trust, is a Delaware statutory Trust formed on July 7, 2006. The Trust issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of its holdings of the limited liability company interests of iShares® GSCI® Commodity-Indexed Investing Pool LLC, or the Investing Pool. The Investing Pool is a Delaware limited liability company formed on July 7, 2006. The Investing Pool holds long positions in futures contracts on the GSCI® Excess Return Index, called CERFs.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the GSCI® Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities.

Barclays Global Investors International, Inc., or BGII, is the Sponsor of the Trust and the Manager of the Investing Pool. Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or CFTC and are operated by BGII, a commodity pool operator registered with the Commodity Futures Trading Commission. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940.

The Trust intends to offer Shares on a continuous basis. The Trust will issue and redeem shares only in one or more blocks of 50,000 shares called Baskets. These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash, which we refer to as Short-Term Securities) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called Authorized Participants, that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants will have no right to redeem their shares; they may redeem their shares only through an Authorized Participant and only in Baskets.

The activities of the Trust are limited to (1) issuing Baskets of iShares in exchange for CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash), (2) contributing the proceeds described in (1) that it receives in connection with issuances of Baskets to the Investing Pool in return for interests in the Investing Pool, or Investing Pool Interests, (3) paying out of Trust assets any Trust expenses and liabilities not assumed by the Sponsor, (4) delivering proceeds consisting of CERFs, cash and Short-Term Securities in exchange for Baskets surrendered for redemption, and (5) redeeming Investing Pool interests in exchange for the proceeds described in (4). The Trust, through the Investing Pool, will be a passive investor in CERFs and the cash or short-term securities posted as margin to collateralize the Investing Pool’s CERF positions.

The activities of the Investing Pool are limited to (1) issuing Investing Pool interests to the Trust in return for CERFs and cash or Short-Term Securities, (2) paying out of Investing Pool assets any expenses and liabilities not assumed by the Manager, (3) delivering proceeds consisting of

CERFs, cash or Short-Term Securities in exchange for Investing Pool interests surrendered for redemption. To the extent that the Investing Pool accepts proceeds from the Trust in the form of cash rather than CERFs and other assets, the Investing Pool will use that cash to purchase additional CERFs, in an amount that the advisor determines will enable the Investing Pool to achieve investment results that correspond with the index, and to collateralize those CERFs.

Barclays Global Fund Advisors, or the Advisor, which is a commodity trading advisor registered with the CFTC, will act as the commodity trading advisor for the Investing Pool. The advisor will enter into long positions in CERFs and post cash and Short-Term Securities as collateral on behalf of the Investing Pool.

The Sponsor of the registrant maintains an Internet website at www.ishares.com, through which monthly account statements and other information about the registrant can be accessed. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.SEC.gov. The Sponsor is in the process of implementing changes to its website so that the registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, will be made available free of charge after they have been filed or furnished to the Securities and Exchange Commission.

Investment Objective of the Trust and the Investing Pool

The investment objective of the Trust is to seek investment results, through the Trust’s investment in the Investing Pool, that correspond generally to the performance of the Index, before payment of expenses and liabilities of the Trust and the Investing Pool. The Investing Pool will hold long positions in CERFs, which are futures contracts listed on the Chicago Mercantile Exchange, or CME, that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the GSCI® Excess Return Index, or GSCI-ER, at that time.

CERFs are cash-settled futures contracts that settle approximately five years after their initial listing. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. Accordingly, a position in CERFs provides the holder with the positive or negative return on the GSCI-ER during the period in which the position is held. For further discussion of the CERFs, see “Futures Contracts on the GSCI-ER” below.

The Investing Pool will also earn interest on the assets used to collateralize its holdings of CERFs. The interest on the collateral deposited by the Investing Pool as margin, together with the returns from the CERFs corresponding to the performance of the GSCI-ER, is expected to result in a total return for the Investing Pool that corresponds generally, but is not identical to, the Index.

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of CERFs, any commodities underlying the Index, or assets posted as margin.

The Shares are intended to constitute a relatively cost-effective means of achieving investment exposure to the performance of the Index. Although the Shares will not be the exact equivalent of an investment in the underlying futures contracts and Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative way of participating in the commodities market.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time, the Shares may trade at, above or below their NAV. The NAV will fluctuate primarily with changes in the market value of CERFs. The trading prices of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between New York Stock Exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities market on which the futures contracts in the GSCI-ER trade. While the Shares trade on the New York Stock Exchange until 4:15 P.M. New York time, liquidity in the markets for the underlying commodities will be reduced after the close of the principal markets for these contracts, which usually occurs at 1:40 P.M., Chicago time. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during this “gap” in market trading hours.

Investing Pool interests will be issued by the Investing Pool only to the Trust and the Manager. Because Investing Pool interests, by their terms, may be held only by the Trust and the Manager, there will be no secondary market for Investing Pool interests.

Valuation of CERFs; Computation of Trust’s Net Asset Value

On each Business Day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally, 4:15 P.M., New York time), the Trustee will determine the net asset value of the Trust and the net asset value per share, or NAV, as of that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

The Manager values the Investing Pool’s long position in CERFs on the basis of that day’s announced CME settlement price for the CERF. The value of the Investing Pool’s CERF position (including any related margin) equals the product of (a) the number of CERF contracts owned by the Investing Pool and (b) the settlement price on the date of calculation. If there is no announced CME settlement price for the CERF on a Business Day, the Manager uses the most recently announced CME settlement price unless the Manager determines that that price is inappropriate as a basis for evaluation. The daily settlement price for the CERF is established by the CME shortly after the close of trading in Chicago on each trading day.

The Manager values all other property of the Investing Pool at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Manager, if the current market value cannot be determined.

Once the value of the CERFs and interest earned on any assets posted as margin and any other assets of the Investing Pool has been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool administrator on its behalf, then calculates the value of the Trust’s Investing Pool interest and provides this information to the Trustee. Once the value of the Trust’s Investing Pool interests have been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV, by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 P.M., New York time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 P.M., New York time on the date of calculation.

Trust Expenses

The Sponsor is obligated under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Trust Administrator and the Processing Agent, (2) New York Stock Exchange listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees and (7) legal expenses up to $100,000 annually. The Trust is not expected to have other ordinary recurring administrative, operational and marketing expenses. The Sponsor also paid the cost of the Trust’s organization and initial sale of Shares by the Initial Purchaser.

The Sponsor does not receive a fee in connection with its role as Sponsor. However, BGII will receive a fee in connection with its role as Manager of the Investing Pool that will accrue daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and will be payable by the Investing Pool monthly in arrears. The Manager earned $250,273 for the period covered by this report.

The Sponsor and Trustee can amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust Agreement.

The Trust will be responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets. The Sponsor does not expect such commissions and fees to exceed $10,000 in any year.

The Trustee will also pay the following expenses out of the assets of the Trust;

•	any expenses of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•

any expenses of an extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expense of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of the Shares; and

•	any indemnification of the Sponsor.

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee in connection with the actions described in the second and third bullets points above, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements by it prior to the commencement of the trading of Shares on the New York Stock Exchange and (2) fees of agents for performing services that the Trustee is required under the Trust Agreement to perform.

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust Agreement.

Creation of Baskets

The Trust expects to offer Shares on a continuous basis on each Business Day, but only in Baskets of 50,000 Shares. Baskets will be typically issued only in exchange for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the Basket Amount for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day will have a per Share value equal to the NAV as of such day. However, orders received by the Trustee after 2:40 P.M., New York time (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs in the CME on such day), will be treated as received on the next following Business Day. The Trustee will notify the Authorized Participants of the Basket Amount on each Business Day.

Before the Trust will issue any Baskets to an Authorized Participant, that Authorized Participant must deliver to the Trustee a written creation order indicating the number of Baskets it intends to purchase and providing other details with respect to the procedures by which the Baskets will be transferred. The Trustee will acknowledge the creation order unless it or the Sponsor decides to refuse the order as described below.

Upon the transfer of (1) the required consideration of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) in the amounts, and to the accounts, specified by the Trustee, and (2) the Trustee’s transaction fee per Basket of $6.50 multiplied by the number of CERFs included in the Basket Amount, the Trustee will deliver the appropriate number of Baskets to the DTC account of the Authorized Participant. In limited circumstances and with the approval of the Sponsor, Baskets may be created for cash, in which case the Authorized Participant will be required to pay any additional issuance costs, including costs to the Investing Pool of establishing the corresponding CERF position.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant will have no obligation to create or redeem Baskets for itself or on behalf of other persons.

No Shares will be issued unless and until the Trustee receives confirmation that (1) the required consideration has been received in the account or accounts specified by the Trustee and (2) the

Manager confirms that Investing Pool interests with an initial value equal to the consideration received for the Shares have been issued to the Trust. It is expected that delivery of the Shares will be made against transfer of consideration on the next Business Day following the Business Day on which the creation order is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee has not received the required consideration for the Shares to be delivered on the delivery date, by 11:00 A.M., New York time, the Trustee may cancel the creation order.

The Trustee will have the absolute right to reject any creation order, including, without limitation, (1) creation orders that the Trustee has determined are not in proper form, (2) creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, the Investing Pool or the Shareholders, or (3) creation orders the acceptance of which would, in the opinion of counsel to the Trustee or the Sponsor, result in a violation of law. Neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

Redemption of Baskets

Authorized Participants may typically surrender Baskets in exchange only for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the Basket Amount on the Business Day the redemption request is received by the Trustee. However, redemption requests received by the Trustee after 2:40 P.M., New York time (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs on the CME on such day), will be treated as received on the next following Business Day. Holders of Baskets who are not Authorized Participants will be able to redeem their Baskets only through an Authorized Participant. It is expected that Authorized Participants may redeem Baskets for their own accounts or on behalf of Shareholders who are not Authorized Participants, but they are under no obligation to do so.

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem and providing other details with respect to the procedures by which the required Basket Amount will be transferred. The Trustee will acknowledge the redemption order unless it or the Sponsor decides to refuse the redemption order as described below.

After the delivery by the Authorized Participant to the Trustee’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee will deliver to the order of the redeeming Authorized Participant redemption proceeds consisting of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). In connection with a redemption order, the redeeming AP authorizes the Trustee to deduct from the proceeds of redemption a transaction fee per Basket of $6.50 multiplied by the number of CERFs included in the Basket Amount. In limited circumstances and with approval of the Sponsor, Baskets may be redeemed for cash, in which case the AP will be required to pay any additional redemption costs, including the costs to the Investing Pool of liquidating the corresponding CERF position. The Trust will receive these redemption proceeds pursuant to the Trust’s contemporaneous redemption of Investing Pool Interests of corresponding value. Shares can be surrendered for redemption only in Baskets.

It is expected that delivery of the CERFs, cash or Short-Term Securities to the redeeming Shareholder will be made against transfer of the Baskets on the next Business Day following the Business Day on which the redemption request is received by the Trustee. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 A.M., New York time, on delivery date, the Trustee may cancel the redemption order.

The Trustee will have the absolute right to reject any redemption order, including, without limitation, (1) redemption orders that the Trustee has determined are not in proper form, (2) redemption orders the acceptance of which would, in the opinion of counsel to the Trustee or the Sponsor, result in a violation of law, or (3) during any period in which circumstances make transactions in, or settlement or delivery of, CERFs impossible or impractical. Neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a redemption order.

Custody of the Trust Assets

The creation and redemption of Baskets, and the corresponding creation and redemption of Investing Pool Interests, will generally be effected through transactions known as “exchange of futures for physicals,” or EFPs. Because EFPs involve contemporaneous transfers, it is anticipated that the Trust will not hold CERFs and the securities used to collateralize CERFs on a regular basis. The Investing Pool Interests, which are not certificated, will be recorded in the books and records of the Trust by the Trustee and in the books and records of the Investing Pool by the Manager. To the extent the Trust has property that requires a custodian, the Trustee will appoint an agent qualified to maintain the property of the Trust.

Investing Pool Agreement

The Investing Pool is governed by the Investing Pool Agreement, entered into between the Trust and BGII, as members. BGII serves as Manager under the Investing Pool LLC Agreement and, as such, is responsible for the administration of the Investing Pool.

The Investing Pool issues Investing Pool Interests only to the Trust and the Manager, and neither the Trust nor the Manager may transfer Investing Pool Interests to any other person; provided that the Manager may transfer its Investing Pool Interests to any non-natural person that is an affiliate of the Manager. Each time Shares are created or redeemed, the Trust will contribute to the Investing Pool, or receive a distribution from the Investing Pool, in an amount equivalent to the Basket Amount(s) it receives in connection with such creation or redemption. The Manager made an initial contribution of $25,000 to the Investing Pool.

The Manager has delegated some of the administration of the Investing Pool to Barclays Global Investors, N.A., the Administrator, which in turn has employed Investors Bank & Trust Company as the Investing Pool Administrator to maintain various records and carry out various duties on behalf of the Investing Pool. Barclays Global Investors, N.A. has also employed PricewaterhouseCoopers LLP as the Tax Administrator to provide tax accounting and tax reporting services for the Trust and the Investing Pool.

The Manager will pay expenses that would otherwise be considered ordinary operating expenses of the Investing Pool (other than trading commissions). In recognition of its paying these expenses, as well as the ordinary operating expenses with respect to the Trust, for which Barclays Global Investors International, Inc. serves as Sponsor, the Manager receives a fee from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears.

The Investing Pool has entered into a commodity trading advisor agreement with the Advisor, which provides the Advisor with discretionary authority to make all determinations with respect to the Investing Pool’s assets, subject to specified limitations. The Investing Pool also has entered into a futures commission merchant agreement that provides for the execution and clearing of transactions in futures, payment of commissions, custody of assets and other standard provisions. Goldman, Sachs & Co. will be the Clearing FCM of the Investing Pool. The Investing Pool may employ other futures commission merchants for the execution of CERF transactions.

Neither the Manager nor the Trust or any of their respective agents or officers will have personal liability to the Investing Pool or the other for monetary damages for breach of fiduciary duty (if any) or any act or omission performed or omitted by any such person in good faith on behalf of the Investing Pool, except for such person’s gross negligence or willful misconduct. The Investing Pool Agreement provides that, to the extent it has available assets, the Investing Pool will indemnify the Trust, the Manager and the officers, agents and delegates of the Investing Pool, for any loss, damage, claim or expense based on their conduct relating to the Investing Pool, provided that the conduct resulting in the loss, damage, claim or expense did not result from the indemnified parties’ gross negligence, bad faith or willful misconduct.

Futures Contracts on the GSCI-ER

The assets of the Investing Pool consist of CERFs and cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. CERFs are traded on the CME and were first listed and made available for trading on March 13, 2006. Consequently, CERFs have limited trading history. Futures contracts and options on futures contracts on the GSCI®, which does not reflect the excess return embedded in the GSCI-ER, have been traded on the CME since 1992. CERFs are listed and traded separately from the GSCI® futures contracts and options on futures contracts.

CERFs are subject to the rules of the CME. CERFs trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in CERFs are cleared through the CME clearing house by the trader’s futures commission merchant acting as its agent. Under these clearing arrangements, the CME clearing house becomes the buyer to each member futures commission merchant representing a seller of the contract and the seller to each member futures commission merchant representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in CERFs is subject to the credit risk of the CME clearing house and the futures commission merchant carrying its position in CERFs.

CERFs are cash settled futures contracts that settle approximately five years after initial listing. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. On a daily basis, most market participants with positions in CERFs are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the CERF from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

Futures contracts typically require deposits of initial margin as well as payments of daily variation margin as the value of the contracts fluctuate. For most market participants, the initial margin requirement for CERFs is generally expected to be 3% to 7%. Certain market participants, known as “100% margin participants”, however, are required to deposit with their futures commission merchant initial margin in an amount equal to 100% of the value of the CERF on the date the position is established. The futures commission merchant, in turn, is required to deliver to the CME clearing house initial margin at a level generally expected to be from 3% to 7% and pledge to the clearing house, pursuant to a separate custody arrangement pursuant to CME rules, an amount equal to the remainder of the 100% margin amount posted by100% margin participants. The separate custody arrangement will be an account with the FCM.

As a result of these arrangements, a 100% margin participant buying a CERF is subject to substantially greater initial margin requirements than other market participants, but is not required to deposit any additional amounts with its futures commission merchant as variation margin if the value of the CERFs declines. Instead, the futures commission merchant is obligated to make variation margin payments to the clearinghouse in respect of CERFs held by 100% margin participants, which it transfers from the separate custody account (and, in turn, from the 100% margin posted by those participants).

If the daily settlement price increases, the futures commission merchant receives variation margin from the clearinghouse for the account of the 100% margin participant, which it holds in the separate custody account for the benefit of the 100% margin participant. The buyer is not, however, entitled to receive or withdraw this variation margin from its futures commission merchant until the liquidation or final settlement of its CERF position. The buyer is entitled to receive interest or other income on the assets it has deposited as margin or that are credited to the custody account on its behalf from time to time.

Upon liquidation or settlement of a CERF, a 100% margin participant will receive from its futures commission merchant its initial margin deposit, adjusted for variation margin paid or received by the futures commission merchant with respect to the contract during the time it was held by the participant (or the proceeds from liquidation of any investments made with such funds for the benefit of the participant under the terms of its custody arrangement with the carrying futures commission merchant).

The 100% margin participants include any market participant that is (1) an investment company registered under the Investment Company Act or (2) an investment fund, commodity pool, or other similar type of pooled trading vehicle (other than a pension plan or fund) that is offered to the public pursuant to an effective registration statement filed under the Securities Act, regardless of whether it is also registered under the Investment Company Act, and that has its principal place of business in the United States.

The Investing Pool is a 100% margin participant. The Investing Pool satisfies the 100% margin requirement by depositing with the Clearing FCM cash or Short-Term Securities with a value equal to 100% of the value of each long position in CERFs.

CERFs also differ from traditional futures contracts in another significant respect. In contrast to other types of futures contracts, which are typically listed with monthly, bimonthly or quarterly expirations, CERFs will be listed only with approximately five-year expirations. A buyer or seller of CERFs will be able to trade CERFs on the market maintained by the CME and will consequently be able to liquidate its position at any time, subject to the existence of a liquid market. If a party to a CERF wishes to hold its position to expiration, however, it will be necessary to maintain the position for up to five years. As a CERF nears expiration, it is anticipated, but there can be no assurance, that the CME will list an additional CERF with an approximate five-year expiration.

Creation and redemption of interests in the Trust, and the corresponding creation and redemption of interests in the Investing Pool, are generally effected through transactions in “exchanges of futures for physicals”, or “EFPs”. EFPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFP, the buyer of the futures contract sells the underlying commodity to the seller of the futures contract. In the context of CERFs, the CME permits the execution of EFPs consisting of simultaneous purchases (sales) of CERFs and sales (purchases) of Shares. This mechanism will generally be used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) to the Trust in return for Shares. The Trust will simultaneously contribute to the Investing Pool the CERFs (and any cash or Short-Term Securities) received from an Authorized Participant in return for an increase in its Investing Pool Interests.

If an EFP is executed in connection with the redemption of one or more Baskets, an Authorized Participant will transfer to the Trust the interests being redeemed and the Trust will transfer to an Authorized Participant CERFs, cash or Short-Term Securities. In order to obtain the CERFs and cash or Short-Term Securities to be transferred to an Authorized Participant, the Trust will redeem an equivalent portion of its interest in the Investing Pool Interests.

The Index and the GSCI-ER

This section contains a description of the Index and the GSCI-ER. All information regarding the Index and the GSCI-ER contained in this annual report, including its composition, method of calculation, changes in its components and historical performance, has been derived from publicly available information, including information published by the Index Sponsor, but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the GSCI-ER and the Index Sponsor, which is Goldman, Sachs & Co..

GSCI® is currently a registered trademark of the Index Sponsor.

On February 6, 2007, Goldman Sachs announced the sale of its GSCI family of indexes, including the GSCI-ER and the Index to Standard and Poor’s, a division of the McGraw Hill Companies (“S&P”). S&P has represented that it will not modify the determination methodology for the GSCI-ER and the Index from that existing on the date of transfer for at least one year. Thereafter, there can be no assurance as to whether the methodology will be changed. Goldman Sachs & Co. and S&P expect that after a brief transition period, the GSCI will be renamed the S&P GSCI Commodity Index. The acquisition of the GSCI by S&P is expected to be finalized in the second quarter of 2007.

The Trust and Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the GSCI®, the GSCI-ER or the Index, including, without limitation, all sub-indexes, to track the appropriate market performance. Other than in its capacity as the Clearing FCM, the Initial Purchaser and an Authorized Participant, the Index Sponsor’s only relationship to BGII, Barclays Global Investors, N.A., the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the GSCI® and other intellectual property. The GSCI®, the GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BGII, Barclays Global Investors, N.A., the Investing Pool or the Trust. The Index Sponsor has no obligation to take the needs of Barclays Global Investors International, Inc., Barclays Global Investors, N.A., the Investing Pool, the Trust or the Shareholders into consideration in determining, composing or calculating the GSCI®, the GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the GSCI®, the GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Investing Pool, the Shareholders or any other person or entity from use of the GSCI®, the GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the GSCI®, the GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

The following information with respect to the Index and the GSCI-ER reflects the policies of and is subject to change by the Index Sponsor. The Index Sponsor owns the copyright and all other rights to the Index and the GSCI-ER. The Index Sponsor has no obligation to consider your interests as a Shareholder and has no obligation to continue to publish, and may discontinue the publication of, the Index or the GSCI-ER. The consequences of the Index Sponsor’s discontinuing the GSCI-ER are described under “Risk Factors—Risk Factors Relating to CERFs and the GSCI-ER”.

Current information regarding the market values of the Index and the GSCI-ER is available from the Index Sponsor and numerous public sources. None of the Sponsor, the Trustee, the Delaware Trustee, the Trust or the Investing Pool makes any representation that publicly available information about the Index and the GSCI-ER is accurate or complete. In addition, none of the Sponsor, the Trustee, the Delaware Trustee, the Trust or the Investing Pool accepts any responsibility for the calculation, maintenance or publication of, or for any error, omission or disruption in, the Index or the GSCI-ER.

The Index and the GSCI-ER were established in May 1991. The Index reflects the value of an investment in the GSCI-ER together with a Treasury bill return. The GSCI-ER reflects the returns that are potentially available through a rolling uncollateralized investment in the contracts comprising the GSCI®.

Because futures contracts have scheduled expirations, or delivery months, as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in the next available delivery month. This process is referred to as “rolling” the position forward. The GSCI-ER is designed to reflect the return from rolling each contract included in the GSCI® as it nears expiration into the next available delivery month. This is accomplished by selling the position in the first delivery month and purchasing a position of equivalent value in the second delivery month. If the price of the second contract is lower than the price of the first contract, the “rolling” process results in a greater quantity of the second contract being acquired for the same value. Conversely, if the price of the second contract is higher than the price of the first contract, the “rolling” process results in a smaller quantity of the second contract being acquired for the same value.

More specifically, the rolling of the contracts included in the GSCI® occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the GSCI® consists of futures contracts with the nearest expirations. The GSCI® is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the GSCI® is adjusted so that 20% of the contracts underlying the GSCI® held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the GSCI® composed entirely of contracts with the next nearest expirations. See”—Contract Daily Return”.

The GSCI® itself is an index on a production-weighted basket of principal physical commodities that satisfy specified criteria. The GSCI® reflects the level of commodity prices at a given time and is designed to be a measure of the performance over time of the markets for these commodities. The commodities represented in the GSCI® are those physical commodities on which active and liquid contracts are traded on trading facilities in major industrialized countries. The commodities included in the GSCI® are weighted, on a production basis, to reflect the relative significance (in the view of the Index Sponsor, in consultation with its Policy Committee described below) of those commodities to the world economy. The fluctuations in the level of the GSCI® are intended generally to correlate with changes in the prices of those physical commodities in global markets. The value of the GSCI® has been normalized such that its hypothetical level on January 2, 1970 was 100.

The following is a summary of the composition of and the methodology used to calculate the GSCI® as of the date of this report. The methodology for determining the composition and weighting of the GSCI® and for calculating its value is subject to modification in a manner consistent with the purposes of the GSCI®, as described below. The Index Sponsor makes the official calculations of the value of the GSCI®. At present, this calculation is performed continuously and is reported on Reuters Page GSCI® and is updated on Reuters at least once every three minutes during business hours on each day on which the offices of the Index Sponsor in New York City are open for business, which we refer to as a “GSCI® Business Day”. The settlement price for the GSCI-ER is also reported on Reuters Page GSCI® at the end of each GSCI® Business Day and on Bloomberg page GSCIER<index>. If Reuters ceases to publish the value of the GSCI® or the settlement price of the GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the GSCI® so long as any Shares are outstanding.

The Index Sponsor and some of its affiliates will trade the contracts comprising the GSCI®, as well as the underlying commodities and other derivative instruments thereon, for their proprietary accounts and other accounts under their management. The Index Sponsor and some of its affiliates may underwrite or issue other securities or financial instruments indexed to the GSCI® and related indices and license the GSCI® for publication or for use by unaffiliated third parties. These activities could present conflicts of interest and could adversely affect the value of the GSCI®. There may be conflicts of interest between you and the Index Sponsor.

See “Risk Factors—Risk Factors Relating to Conflicts of Interest— Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder”.

In light of the rapid development of electronic trading platforms and the potential for significant shifts in liquidity between traditional exchanges and those platforms, the Index Sponsor has undertaken a review of both the procedures and criteria for determining the contracts to be included in the GSCI®, as well as the procedures and criteria for evaluating available liquidity on an intra-year basis in order to provide GSCI® market participants with efficient access to new sources of liquidity and the potential for more efficient trading. In particular, the Index Sponsor, in consultation with its Policy Committee (as described below), is examining the conditions under which an instrument traded on an electronic platform, rather than a traditional futures contract traded on a traditional futures exchange, should be permitted to be included in the GSCI® and how the composition of the GSCI® should respond to rapid shifts in liquidity between those instruments and contracts currently included in the GSCI®.

The Policy Committee

The Index Sponsor has established a Policy Committee to assist it with the operation of the GSCI®. The principal purpose of the Policy Committee is to advise the Index Sponsor with respect to, among other things, the calculation of the GSCI®, the effectiveness of the GSCI® as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the GSCI®. The Policy Committee acts solely in an advisory and consultative capacity. All decisions with respect to the composition, calculation and operation of the GSCI® are made by the Index Sponsor.

The Policy Committee generally meets in October of each year. Prior to the meeting, the Index Sponsor determines the commodities to be included in the GSCI® for the following calendar year and the weighting factors for each commodity. The Policy Committee’s members receive the proposed composition of the GSCI® in advance of the meeting and discuss the composition at the meeting. The Index Sponsor also consults the Policy Committee on any other significant matters with respect to the calculation and operation of the GSCI®. The Policy Committee may, if necessary or practicable, meet at other times during the year as issues arise that warrant its consideration.

The Policy committee currently consists of eight persons, three of whom are employees of the Index Sponsor or its affiliates and five of whom are not affiliated with the Index Sponsor.

Composition of the GSCI®

In order to be included in the GSCI®, a contract must satisfy the following eligibility criteria:

1)	The contract must:

a)	be in respect of a physical commodity and not a financial commodity;

b)	have a specified expiration or term, or provide in some other manner for delivery or settlement at a specified time, or within a specified period, in the future; and

c)	be available, at any given point in time, for trading at least five months prior to its expiration or such other date or time period specified for delivery or settlement.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility”, that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development and: makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

i)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

ii)	accepts bids and offers from multiple participants or price providers; and

iii)	is accessible by a sufficiently broad range of participants.

3)	The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price”, generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the GSCI®. In appropriate circumstances, however, the Index Sponsor, in consultation with its Policy Committee, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

4)	At and after the time a contract is included in the GSCI®, the daily contract reference price for that contract must be published between 10:00 A.M. and 4:00 P.M., New York City time, on each business day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five-month period.

5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

6)	A contract that is not included in the GSCI® at the time of determination and that is based on a commodity that is not represented in the GSCI® at that time must, in order to be added to the GSCI® at that time, have a total dollar value traded, over the relevant period, as the case may be and annualized, of at least $15 billion. The total dollar value traded is the dollar value of the total quantity of the commodity underlying transactions in the relevant contract over the period for which the calculation is made, based on the average of the daily contract reference prices on the last day of each month during the period.

7)	A contract that is already included in the GSCI® at the time of determination and that is the only contract on the relevant commodity included in the GSCI® must, in order to continue to be included in the GSCI® after that time, have a total dollar value traded, over the relevant period, as the case may be and annualized, of at least $5 billion and at least $10 billion during at least one of the three most recent annual periods used in making the determination.

8)	A contract that is not included in the GSCI® at the time of determination and that is based on a commodity on which there are one or more contracts already included in the GSCI® at that time must, in order to be added to the GSCI® at that time, have a total dollar value traded, over the relevant period, as the case may be and annualized, of at least $30 billion.

9)	A contract that is already included in the GSCI® at the time of determination and that is based on a commodity on which there are one or more contracts already included in the GSCI® at that time must, in order to continue to be included in the GSCI® after that time, have a total dollar value traded, over the relevant period, as the case may be and annualized, of at least $10 billion and at least $20 billion during at least one of the three most recent annual periods used in making the determination.

10)	A contract that is:

a)	already included in the GSCI® at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the GSCI® at a given time. This figure is determined by multiplying the contract production weight of a contract, or “CPW”, by the average of its daily contract reference prices on the last day of each month during the relevant period. These amounts are summed for all contracts included in the GSCI® and each contract’s percentage of the total is then determined. The CPW of a contract is its weight in the GSCI®.

b)	not included in the GSCI® at the time of determination must, in order to be added to the GSCI® at that time, have a reference percentage dollar weight of at least 0.75%.

11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

a)	Such contracts will be included in the GSCI® in the order of the irrespective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the GSCI® attributable to that commodity exceeding a particular level.

b)	If additional contracts could be included with respect to several commodities at the same time, that procedure is first applied with respect to the commodity that has the smallest portion of the GSCI® attributable to it at the time of determination. Subject to the other eligibility criteria described above, the contract with the highest total quantity traded on that commodity will be included. Before any additional contracts on the same commodity or on any other commodity are included, the portion of the GSCI® attributable to all commodities is recalculated. The selection procedure described above is then repeated with respect to the contracts on the commodity that then has the smallest portion of the GSCI® attributable to it.

Beginning in 2007, in order for a contract to be included in the GSCI®, (1) the trading facility on which the contract is traded must allow market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the GSCI® that at any given point in time will be involved in the rolls to be effected in the next three roll periods and (2) a contract that is not included in the GSCI® at the time of determination must, in order to be added to the GSCI® at that time, have a reference percentage dollar weight of at least 1.00%.

The contracts currently included in the GSCI® are all futures contracts traded on the New York Mercantile Exchange, Inc. (“NYM”), ICE Futures (formerly the International Petroleum Exchange) (“IPE”), the CME, the Chicago Board of Trade (“CBT”), the Coffee, Sugar & Cocoa Exchange, Inc. (“CSC”), the New York Cotton Exchange (“NYC”), the Kansas City Board of Trade (“KBT”), the COMEX Division of the New York Mercantile Exchange, Inc. (“CMX”) and the London Metal Exchange (“LME”).

The futures contracts currently included in the GSCI®, their percentage dollar weights, their market symbols and the exchanges on which they are traded are as follows:

Commodity Weight at 12/31/06
Crude Oil	31.17%
Brent Crude Oil	15.01%
RBOB Gas	2.38%
Heating Oil	8.00%
Natural Gas	7.37%
Gas Oil	4.42%
Copper	3.86%
Aluminum	3.70%
Corn	3.80%
Wheat	3.28%
Gold	2.15%
Sugar	1.42%
Live Cattle	2.64%
Lean Hogs	1.47%
Soybeans	1.75%
Zinc	1.56%
Red Wheat	1.15%
Primary Nickel	1.53%
Cotton	0.95%
Coffee	0.81%
Feeder Cattle	0.62%
Standard Lead	0.44%
Silver	0.30%
Cocoa	0.21%

*	The futures contracts included in the GSCI® and their percentage dollar weights, among other matters, may change. ©Goldman, Sachs & Co. Used with permission.

The quantity of each of the contracts included in the GSCI® is determined on the basis of a five-year average, referred to as the “world production average”, of the production quantity of the underlying commodity as published by the United Nations Statistical Yearbook, the Industrial Commodity Statistics Yearbook and other official sources. However, if a commodity is primarily a regional commodity, based on its production, use, pricing, transportation or other factors, the Index Sponsor, in consultation with its Policy Committee, may calculate the weight of that commodity based on regional, rather than world, production data. At present, natural gas is the only commodity the weights of which are calculated on the basis of regional production data, with the relevant region defined as North America.

The five-year moving average is updated annually for each commodity included in the GSCI®, based on the most recent five-year period (ending approximately two years prior to the date of calculation and moving backwards) for which complete data for all commodities is available. The CPWs used in calculating the GSCI® are derived from world or regional production averages, as applicable, of the relevant commodities, and are calculated based on the total quantity traded for the relevant contract and the world or regional production average, as applicable, of the underlying commodity. However, if the volume of trading in the relevant contract, as a multiple of the production levels of the commodity, is below specified thresholds, the CPW of the contract is reduced until the threshold is satisfied. This is designed to ensure that trading in each contract is sufficiently liquid relative to the production of the commodity.

In addition, the Index Sponsor performs this calculation on a monthly basis and, if the multiple of any contract is below the prescribed threshold, the composition of the GSCI® is reevaluated, based on the criteria and weighting procedure described above. This procedure is undertaken to allow the GSCI® to shift from contracts that have lost substantial liquidity into more liquid contracts during the course of a given year. As a result, it is possible that the composition or weighting of the GSCI® will change on one or more of these monthly evaluation dates. The likely circumstances under which the Index Sponsor would be expected to change the composition of the Index during a given year, however, are (1) a substantial shift of liquidity away from a contract included in the Index as described above, or (2) an emergency, such as a natural disaster or act of war or terrorism, that causes trading in a particular contract to cease permanently or for an extended period of time. In either event, the Index Sponsor will consult with the Policy Committee in connection with the changes to be made and will publish the nature of the changes, through websites, news media or other outlets, with as much prior notice to market participants as is reasonably practicable. Moreover, regardless of whether any changes have occurred during the year, the Index Sponsor reevaluates the composition of the GSCI®, in consultation with its Policy Committee, at the conclusion of each year, based on the above criteria. Other commodities that satisfy that criteria, if any, will be added to the GSCI®. Commodities included in the GSCI® that no longer satisfy that criteria, if any, will be deleted.

The Index Sponsor, in consultation with its Policy Committee, also determines whether modifications in the selection criteria or the methodology for determining the composition and weights of and for calculating the GSCI® are necessary or appropriate in order to assure that the GSCI® represents a measure of commodity market performance. The Index Sponsor has the discretion to make any such modifications, in consultation with its Policy Committee.

Contract Expirations

Because the GSCI® is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as “contract expirations”. The contract expirations included in the GSCI® for each commodity during a given year are designated by the Index Sponsor, in consultation with its Policy Committee, provided that each contract must be an “active contract”. An “active contract” for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a trading facility deletes one or more contract expirations, the GSCI® will be calculated during the remainder of the year in which that deletion occurs on the basis of the remaining contract expirations designated by the Index Sponsor. If a trading facility ceases trading in all contract expirations relating to a particular contract, the Index Sponsor may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the GSCI®. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the GSCI®. If that timing is not practicable, the Index Sponsor will determine the date of the replacement and will consider a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

If a trading facility eliminates one or more contract expirations, but there are remaining contact expirations of the same contract, the weighting of the commodity underlying the relevant contract will not be affected. If the trading facility ceases trading in all contract expirations relating to a particular contract, and the Index Sponsor designates a replacement contract on the same commodity, the index weighting allocated to the terminated contract will be allocated to there placement contract. Accordingly, unless a contract is eliminated entirely and no replacement contract is designated, a cessation of trading in certain contract expirations or the elimination of a Contract will not affect the weighting of commodities in the Index. If a contract is eliminated and there is no replacement contract, the underlying commodity will necessarily dropout of the Index and the weighting allocated to that contract will then be allocated pro rata to the remaining contracts in the Index. The designation of a replacement contract, or the elimination of a commodity from the Index because of the absence of a replacement contract, could affect the value of the Index and the GSCI-ER, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts in the Index. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Index or the GSCI-ER.

Total Dollar Weight of the GSCI®

The total dollar weight of the GSCI® is the sum of the dollar weight of each of the underlying commodities.

The dollar weight of each such commodity on any given day is equal to:

•	the daily contract reference price;

•	multiplied by the appropriate CPW; and

•	during a roll period, the appropriate “roll weights” (discussed below).

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day will be used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation will be delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 P.M., New York time, the Index Sponsor may, if it deems that action to be appropriate under the circumstances, determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant GSCI® calculation.

It is generally considered unlikely that a trading facility will fail to publish a daily contract reference price in the regular course of business, because the price is required to margin open positions in the relevant contracts. It is possible, however, that a trading facility will fail to publish a daily contract reference price under emergency or extraordinary conditions, such as in the event of a natural disaster, act of war or terrorist attack, that prevent trading or cause a termination of trading on a given day. A manifest error in a daily contract reference price is also unlikely to occur, but is nevertheless possible. This could arise, for example, in the event of a system malfunction that results in the published daily contract reference price being outside the range of trading for the relevant day. In that instance, it would be clear that the published price could not be correct and the Index Sponsor would likely disregard that price.

Contract Daily Return

The contract daily return on any given day is equal to the sum, for each of the commodities included in the GSCI®, of the applicable daily contract reference price on the relevant contract multiplied by the appropriate CPW and the appropriate “roll weight”, divided by the total dollar weight of the GSCI® on the preceding day, minus one.

The “roll weight” of each commodity reflects the fact that the positions in contracts must be liquidated or rolled forward into more distant contract expirations as they near expiration. If actual positions in the relevant markets were rolled forward, the roll would likely need to take place over a period of days. Since the GSCI® is designed to replicate the performance of actual investments in the underlying contracts, the rolling process incorporated in the GSCI® also takes place over a period of days at the beginning of each month, referred to as the “roll period”. On each day of the roll period, the “roll weights” of the first nearby contract expirations on a particular commodity and the more distant contract expiration into which it is rolled are adjusted, so that the hypothetical position in the contract on the commodity that is included in the GSCI® is gradually shifted from the first nearby contract expiration to the more distant contract expiration.

If on any day during a roll period any of the following conditions exists, the portion of the roll that would have taken place on that day is deferred until the next day on which these conditions do not exist:

•	no daily contract reference price is available for a given contract expiration;

•	any such price represents the maximum or minimum price for that contract month, based on exchange price limits, referred to as a “Limit Price”;

•

the daily contract reference price published by the relevant trading facility reflects manifest error, or that price is not published by 4:00 P.M., New York City time. In that event, the Index Sponsor may, but is not required to, determine a daily contract reference price and complete the relevant portion of the roll based on that price; provided, that, if the trading facility publishes a price before the opening of trading on the next day, the Index Sponsor will revise the portion of the roll accordingly; or

•	trading in the relevant contract terminates prior to its scheduled closing time.

If any of these conditions exist throughout the roll period, the roll with respect to the affected contract will be effected in its entirety on the next day on which these conditions no longer exist.

Calculation of the GSCI-ER

The value of the GSCI-ER on any GSCI® Business Day is equal to the product of (1) the value of the GSCI-ER on the immediately preceding GSCI® Business Day multiplied by (2) one plus the contract daily return on the GSCI® Business Day on which the calculation is made.

Calculation of the Index

The value of the Index on any GSCI® Business Day is equal to the product of (1) the value of the Index on the immediately preceding GSCI® Business Day multiplied by (2) one plus the sum of the contract daily return and the Treasury bill return on the GSCI® Business Day on which the calculation is made, multiplied by (3) one plus the Treasury bill return for each non-GSCI® Business Day since the immediately preceding GSCI® Business Day. The Treasury bill return is the return on a hypothetical investment at a rate equal to the interest rate on a specified U.S. Treasury bill.

Item 1A.	Risk Factors.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your shares.

Because the price of the Shares depends on the value of the CERFs held by the Investing Pool, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the GSCI-ER. The value of the GSCI-ER has been extremely volatile at times during the past several years. Some commodity prices reflected in the GSCI-ER have been at historically high levels and there is no certainty that those prices will remain at those high levels. If they do not, the level of the GSCI-ER, and consequently the value of the Shares, may be adversely affected. Commodity prices are affected by, among other factors, the cost of producing commodities, changes in consumer demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events and global microeconomic factors. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Share could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the CERFs is lower than when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

Following events would generally result in a decline in the price of the Shares:

•

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the GSCI® underlying commodities increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

•

A significant change in the attitude of speculators and investors toward the GSCI® underlying commodities. Should the speculative community take a negative view towards one or more of the underlying commodities, it could cause a decline in the CERFs, which may reduce the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of the GSCI® underlying commodities and, consequently, the CERFs. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you may subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index and the GSCI-ER is no guide to their future performance or to the performance of the Shares.

Past performance of the Index and the GSCI-ER is not necessarily indicative of their future performance over the life of the Shares or of the performance of the Shares. There can be no guarantee that the level of the Index or the GSCI-ER will increase. You may lose some or all of your investment.

Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related markets may adversely affect the value of your Shares.

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulations and intervention, technical and operational or system failures, nuclear accident, terrorism, riots, and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits”, and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price”. Once the limit price has been reached in a particular contract, no trades may be made at a different price. It is not certain how long any such price limits may be in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the GSCI-ER. These circumstances could thereby adversely affect the value of the CERFs held by the Investing Pool and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the CERFs, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

In calculating the GSCI-ER, if the relevant trading facility does not publish a settlement price as scheduled, or publishes a settlement price that, in the reasonable judgment of the Index Sponsor, is manifestly incorrect, the Index Sponsor may determine the settlement price in its reasonable judgment. In addition, if any day on which the Index Sponsor calculates the GSCI-ER is a day on which a relevant trading facility for a contract on a commodity that underlies the GSCI-ER is not open, then the Index Sponsor will use the settlement price for that contract as of the last day on which that trading facility was open. In these circumstances, the value of the CERFs and the value of your Shares may be adversely affected.

During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the GSCI-ER may itself cause the price of your Shares to decrease.

As the futures contracts that underlie the GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in September 2006 may specify a December 2006 expiration. As that contract nears expiration, it may be replaced by selling the December 2006 contract and purchasing the contract expiring in March 2007 . This process is referred to as “rolling”. Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation”. In these circumstances, absent other factors, the sale of the December 2006 contract would take place at a price that is higher than the price at which the March 2007 contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the March 2007 contract. While many of the contracts included in the GSCI-ER have historically exhibited consistent periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the GSCI-ER historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. In addition, the forward price of a commodity may fluctuate between backwardation and contango.

The absence of backwardation in the commodity markets could result in losses, which could adversely affect the value of the GSCI-ER and, accordingly, decrease the value of your Shares.

Risk Factors Relating to CERFs and the GSCI-ER.

The trading of CERFs presents risks unrelated to the GSCI-ER that could aversely affect the value of your Shares.

CERFs have limited trading history. There can be no assurance as to the size or liquidity of any market for CERFs that may develop. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to issue or redeem

Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (particularly where there is only a single participant or a small number of participants), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs. The approximately five-year duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of the CERF, as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

Although CERFs are based on the GSCI-ER, and the value of CERFs should generally track the level of the GSCI-ER, it is possible that the value of CERFs could be affected by factors that do not directly affect the GSCI-ER. Accordingly, the value of the CERFs and the level of the GSCI-ER will not be precisely correlated at all times, although arbitrage by market participants is expected to limit any divergence. Nonetheless, the activities of market participants in trading CERFs, or in trading other instruments indexed to the GSCI-ER, could affect the value of the CERFs independent of any change in the GSCI-ER and adversely affect the correlation between the value of the CERFs and the level of the GSCI-ER. The price of the CERFs will reflect supply and demand in the market for CERFs, which in turn may reflect market expectations at any given time about prospective changes in the level of the GSCI-ER and other market conditions. In this way, trading in the CERF market might cause a divergence between the CERF price and the level of the GSCI-ER. Similarly, actions by the CME with respect to CERFs, such as the imposition of trading or price limits, could adversely affect this correlation. In that event, it is possible that changes in the NAV, which is calculated based on the value of the CERFs, will not adequately reflect changes in the value of the GSCI-ER. In the event of market disruptions with respect to the CERFs, such as a suspension of trading by the CME as a result of market activity, systems or communications failures or other causes, the value of the CERFs and the level of the GSCI-ER could diverge, which could adversely affect the value of the Shares.

In addition, because CERFs are cleared through the CME clearing house, and the Investing Pool’s CERF positions are carried on its behalf by the Clearing FCM, the Investing Pool, and therefore the Trust, will be subject to the risk of a default by the CME clearing house or the Clearing FCM. In that event, the Investing Pool, and therefore the Trust, could be unable to recover amounts due to it on its CERF positions, including assets posted as margin, and could sustain substantial losses, even if the level of the GSCI-ER increases. The magnitude of the losses may be significantly increased by the requirement to post 100% margin.

The GSCI-ER may in the future include contracts that are not traded on regulated futures exchanges and that offer different or diminished protections to investors.

The GSCI-ER is comprised exclusively of futures contracts traded on regulated futures exchanges, referred to in the United States as “designated contract markets”. As described above under “The Index and the GSCI-ER”, however, the GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Changes in the composition and valuation of the GSCI-ER may adversely affect your Shares.

The composition of the GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the GSCI-ER change annually, based on changes in commodity production statistics. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the GSCI-ER and for calculating its value in order to ensure that the GSCI-ER represents a measure of the performance over time of the markets for the underlying commodities. A number of modifications to the methodology for determining the contracts to be included in the GSCI-ER, and for valuing the GSCI-ER, have been made in the past several years, and further modifications may be made. Such changes could adversely affect the value of your Shares. For more information about the methodology for determining the composition and weighting of the GSCI-ER, see “The Index and the GSCI-ER”.

Ownership of the GSCI, the GSCI-ER and the Index is expected to change.

The Index Sponsor has announced that it will sell its interest in the GSCI, the GSCI-ER and the Index, along with the other GSCI indexes, to S&P. There can be no assurance that the new Index Sponsor will not amend the determination or valuation methodology for the GSCI, the GSCI-ER or the Index in a manner that is adverse to Shareholders.

A cessation of publication of the GSCI-ER could materially and adversely affect the activities of the Trust.

The GSCI-ER is administered, calculated and published by the Index Sponsor , which has the right to cease publication of the GSCI-ER at its discretion at anytime. Under the terms of its agreement with the CME, the Index Sponsor is required, if it ceases publication of the GSCI-ER, to negotiate in good faith with the CME to permit the CME to continue to calculate the GSCI-ER in order to permit CERFs to continue to trade. However, even if the Index Sponsor satisfies its obligations under its agreement with the CME, the Manager may determine that, upon a cessation of publication of the GSCI-ER, it is no longer advisable to invest in CERFs and no other futures contract that reflects the performance of a successor or reasonably similar index presents an acceptable alternative investment, in which event the Investing Pool and the Trust may be liquidated.

The “rolling” of the Investing Pool’s position in CERFs from an expiring CERF into a newly listed CERF could expose the Investing Pool to risks arising from trading activity in CERFs.

The CERFs will expire approximately five years after their listing. Prior to any rolling of CERFs all of the CERFs will have the same expiration date. It is anticipated that approximately one year prior to the expiration date the CME will list a new CERF with an approximately five-year expiration, although the CME is under no obligation to list a later expiring CERF. As a result, it will be necessary for the Investing Pool to “roll” its position in CERFs from the expiring contract into the new contract. This roll may be effected in a number of different ways, depending on the circumstances prevailing as each CERF approaches expiration. However, it is possible that the prices obtained by the Investing Pool on the transactions executed to effect this roll will be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Investing Pool’s position in CERFs. For example, if other market participants are able to anticipate the timing of the Investing Pool’s roll, they may be able to execute transactions in advance of the Investing Pool’s rolling transactions, which will allow these market participants to benefit from the transactions executed by the Investing Pool but adversely affect the prices obtained by the Investing Pool, which will in turn adversely affect the value of the Shares. In addition, if the Investing Pool’s CERF position represents a significant part of the open long interest, other market participants may take this into account, with a potential adverse impact on the prices at which the Investing Pool is able to liquidate its expiring CERF position and establish a new position in the next expiring CERF contract. There can be no assurance that the Investing Pool will effect the rolling of positions at a time or in a manner that will allow it to avoid adverse consequences.

The liquidation of CERFs could expose the Investing Pool to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Investing Pool’s CERF positions are liquidated.

If the Investing Pool liquidates positions in CERFs in order to satisfy redemption requests or to pay expenses and liabilities, it will do so by entering sell orders with the Clearing FCM for execution on the CME. The resulting sales will serve to offset a portion of the Investing Pool’s long positions in CERFs. However, in entering sell orders, the Investing Pool will be subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Investing Pool on its sales be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions by the CME or regulatory authorities.

The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, it could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME clearing house.

Under CFTC regulations, a futures commission merchant, or FCM, must segregate customers’ assets. If a futures commission merchant fails to do so, the customer maybe subject to additional risk of loss of its funds in the event of the FCM’s bankruptcy. Even if a customer’s funds are properly segregated, the customer still maybe subject to a risk of loss if another customer fails to satisfy deficiencies in its own account (or the FCM fails to satisfy such deficiency). As discussed below, in the case of an FCM bankruptcy, applicable provisions of the United States Bankruptcy Code and CFTC regulations generally provide for a pro rata distribution of customer property held by a bankrupt FCM. As a result, a customer may recover only a portion of its assets held by the FCM.

The Investing Pool will be required to deposit with the Clearing FCM, as initial margin, 100% of the value of each CERF that it enters into on the date the position is established. In addition, the Clearing FCM will be required to deliver or pledge to the CME clearing house 100% of the value of each CERF it carries on behalf of the Investing Pool. Under the rules of the CME, the CME will have the right to apply assets transferred or pledged to the CME by the Clearing FCM to satisfy certain of the Clearing FCM’s obligations in the event of a default by the Clearing FCM.

As explained elsewhere in this annual report, this 100% margin requirement is substantially different from the initial margin requirements applicable to most other futures contracts, which are typically 3-7% of the value of the relevant contract. As a result, a greater percentage of the assets of the Investing Pool will be held by the Clearing FCM and held by or pledged to the CME clearing house than would be the case if the Investing Pool entered into other types of futures contracts. In the event of the bankruptcy of the Clearing FCM or the CME clearing house, therefore, the Investing Pool could be exposed to a risk of loss with respect to a greater portion of its assets. If such a bankruptcy were to occur, the Investing Pool should be afforded the protections granted to customers of a futures commission merchant, and participants to transactions cleared through an exchange clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Because such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt futures commission merchant or clearing house if the customer property held by the futures commission merchant or clearing house is insufficient to satisfy the customer claims, the Investing Pool may be disproportionately affected by such a bankruptcy as compared to other customers because the Investing Pool has provided a significantly higher level of margin than have other customers. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as initial margin.

You have no recourse to the Index Sponsor.

You will have no rights against the Index Sponsor or its successors.

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor or its successors. Neither the Index Sponsor nor any successor makes any representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the GSCI®, the GSCI-ER or the Index, including, without limitation, all sub-indexes, to track the appropriate market performance. Other than in Goldman, Sachs & Co.’s capacity as the Clearing FCM, the Initial Purchaser and an Authorized Participant, the current Index Sponsor’s only relationship to BGII , Barclays Global Investors, N.A., the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the current Index Sponsor and the GSCI® and other intellectual property. The GSCI®, the GSCI-ER and the Index are determined and composed by the Index Sponsor, and calculated by the Index Sponsor or its succors or agents without regard to BGII, Barclays Global Investors, N.A., the Trust or the Investing Pool. Neither the Index Sponsor nor any successor has any obligation to take the needs of BGII, Barclays Global Investors, N.A, the Trust, the Investing Pool or the Shareholders into consideration in determining, composing or calculating the GSCI®, the GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. No Index Sponsor has any obligation or liability in connection with the administration, marketing or trading of the Shares.

Neither the Index Sponsor nor any successor guarantees the accuracy or the completeness of the GSCI®, the GSCI-ER or the Index or any data included therein, and the Index Sponsor and any successor disclaim any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor and any successor make no warranty, express or implied, as to the results to be obtained by the Trust, the Investing Pool, the Shareholders or any other person or entity from use of the GSCI®, the GSCI-ER or the Index or any data included therein. The Index Sponsor and any successor make no express or implied warranties, and expressly disclaim all warranties of merchantability or fitness for a particular purpose or use with respect to the GSCI®, the GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor and any successor expressly disclaim any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

Risk Factors Relating to the Trust and the Investing Pool

The returns on the Shares will not precisely correlate with the performance of the Index.

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments, through the Investing Pool, in CERFs and the cash or Short-Term Securities used to collateralize the CERF positions. The returns on the Shares will not precisely correlate with the performance of the Index due to differences between the return on the assets used by the Investing Pool to collateralize its CERF positions and the U.S. Treasury rate used to calculate the return component of the Index, timing differences, differences between the portion of the Investing Pool’s assets invested in CERFs versus the portion of the return on the Index contributed by the GSCI-ER and the payment of expenses and liabilities by the Investing Pool.

Because the Trust and the Investing Pool are passive investment vehicles, the value of the Shares may be adversely affected by losses that, if these vehicles had been actively managed, might have been possible to avoid.

The Trustee passively invests substantially all of the Trust’s assets in Investing Pool Interests, and the Advisor will manage the Investing Pool’s assets in a manner that seeks to obtain returns that correspond generally to the performance of the Index, before the payment of expenses and liabilities of the Trust and the Investing Pool. This means that the net asset value of the Investing Pool and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and, therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor will not engage in any activity designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of the CERFs, any of the commodities represented by the GSCI® or the other assets held by the Investing Pool, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

Fees and expenses payable by the Investing Pool are charged regardless of profitability and may result in a depletion of its assets.

The Investing Pool is subject to the fees and expenses described in this annual report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Manager that will accrue daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and will be payable by the Investing Pool monthly in arrears.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Investing Pool’s assets. The trading prices of Shares will fluctuate in accordance with changes in NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between the New York Stock Exchange, on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the future contracts in the GSCI-ER trade. While the Shares will trade on the New York Stock Exchange until 4:15 P.M., New York City time, liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the GSCI-ER will be reduced after the close of the principal markets for those contracts (normally 1:40 P.M., Chicago time). As a result, trading spreads, and the resulting premium or discount on Shares, may widen during this “gap” in market trading hours.

The Trust is not obligated to pay periodic distributions or dividends to Shareholders.

Interest or other income received with respect to the Trust’s assets may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust will not be obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in Shares.

If, at any time, certain events specified in the Trust Agreement or the Investing Pool Agreement occur, the Trustee or, if applicable, the Shareholders may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will redeem its holdings in Investing Pool Interests, and the Investing Pool will sell the CERFs and securities received in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders. Sales of CERFs in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

The Manager has broad discretion to liquidate the Investing Pool at any time.

The Investing Pool Agreement provides the Manager with broad discretion to liquidate the Investing Pool at any time the Manager determines that liquidation of the Investing Pool is advisable. Liquidation of the Investing Pool will require the Trustee to dissolve the Trust and redeem your Shares. It cannot be predicted when or under what circumstances, if any, the Manager would use this discretion to liquidate the Investing Pool. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

Shareholders with large holdings may choose to dissolve the Trust and thereby adversely affect your investment in the Shares.

Owners of 75% or more of the Shares have the power to dissolve the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in CERFs, or the performance of the GSCI-ER, through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Moreover, such a dissolution may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

The Shares may not provide anticipated benefits of diversification from other asset classes.

Historically, the performance of physical commodity futures prices generally has not been correlated to the performance of financial asset classes, such as stocks and bonds. Non-correlation means that there is no statistically significant relationship, positive or negative, between the past performance of futures contracts, on the one hand, and stocks or bonds, on the other hand. Because of this lack of correlation, Shares cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice-versa. The commodity futures markets are fundamentally different from the securities markets in that for every gain in commodity futures trading, there is an equal and offsetting loss. If the performance of the Shares reflects positive or negative correlation to one or more financial asset classes, however, investing in Shares for purposes of diversification of the investment risk from such other financial asset classes may be unsuccessful.

The liquidity of the Shares may be affected by the withdrawal from participation of Authorized Participants or by the suspension of issuance, transfers or redemptions of Shares by the Trustee.

If one or more Authorized Participants withdraw from participation, it may become more difficult to create or redeem Baskets, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Baskets, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between the CERFs and the Shares, which may affect the trading market and liquidity of the Shares.

In addition, the Trustee has the power to suspend the delivery of Shares, registration of transfers of Shares and surrenders of Shares for the purpose of withdrawing Trust property generally, or to refuse a particular deposit, transfer or withdrawal at any time, if the Trustee or the Sponsor determines that it is advisable to do so for any reason. The liquidity of the Shares and the correlation between the value of the Shares and the level of the Index may be adversely affected in the event of any such suspension of issuance, transfer or redemption.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although the Shares will be listed on the New York Stock Exchange, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than that you would receive if an active market did exist.

You may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee will have the absolute right to reject any redemption order, including, without limitation, (1) if the order is not in proper form as described in the Authorized Participant Agreement, (2) during any period in which circumstances make transactions or delivery of CERFs impossible or impractical, or (3) if the acceptance of the redemption order would, in the opinion of counsel to the Trustee or the Sponsor, result in a violation of law. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the Authorized Participant Agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

Competition from other commodities-related investments could limit the market for, and reduce the liquidity of, the Shares.

Demand for the Shares will be affected by the attractiveness of an investment in the Shares relative to other investment vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to commodities, and direct investments in commodities or commodity futures contracts. Market, financial and other conditions or factors may make it more attractive to invest in other investment vehicles or to invest in such commodities directly, which could limit the market for, and reduce the liquidity of, the Shares.

The price of the Shares could decrease if unanticipated operational or trading problems arise.

If the processes of creation and redemption of Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying CERFs may choose not do so. If this is the case, the price of the Shares may vary from the price of the CERFs and may trade at a discount to their NAV. In addition, in some circumstances, such as the failure of the registration statement covering the Shares to be effective, the Trust may be unable to create or redeem Shares, which may have similar consequences.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a hedge exemption from these position limits that should permit the investing Pool to hold up to 15,000 contracts until December 31, 2008. If the Investing Pool is unable to obtain further exemption(s), or if the exemption that the Investing Pool obtained expires, is revoked, modified, or cannot be renewed for any reason, then the ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then applicable position limit. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

In addition, exchanges may take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV.

As a Shareholder, you will not have the rights normally associated with ownership of common shares.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares.

As a Shareholder, you will not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

Neither the Trust nor the Investing Pool is registered as an investment company for purposes of United States federal securities laws, and neither is subject to regulation by the SEC as an investment company. Consequently, Shareholders will not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads will not apply to the Trust or the Investing Pool. BGII , as the Sponsor and the Manager, is registered with the CFTC as a commodity pool operator, and Barclays Global Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust and the Investing Pool. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust, the Investing Pool or an investment in the Shares.

While BGII believes that it has all the intellectual property rights needed to operate the Trust and the Investing Pool , third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust, the Investing Pool or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust, the Investing Pool and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the Investing Pool or the suspension of activities or dissolution of the Trust or the Investing Pool.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Trustee or the Sponsor or if the Investing Pool is required to indemnify the Manager.

Under the Trust Agreement, the Sponsor has the right to be indemnified by the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. That means the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the Investing Pool Agreement, the Manager and agents of the Investing Pool have the right to be indemnified by the Investing Pool for any liability or expense they incur without negligence, bad faith or willful misconduct on their part. That means the Manager may require the assets of the Investing Pool to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Investing Pool and thereby affect the net asset value of the Trust and the value of the Shares.

Regulatory changes or actions may affect the Shares.

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government and judicial action. The effect of any future regulatory change on the Trust or the Investing Pool is impossible to predict, but could be substantial and adverse.

The New York Stock Exchange may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

The Shares will be listed for trading on the New York Stock Exchange under the symbol “GSG”. Trading in the Shares may be halted due to market conditions or, in light of New York Stock Exchange rules and procedures, for reasons that, in the view of the New York Stock Exchange, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on the New York Stock Exchange is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from the New York Stock Exchange and are not approved for listing on another national securities exchange within five business days of their delisting.

Risk Factors Relating to Conflicts of Interest.

The relationship between the Sponsor and the Trustee and the proprietary and managed trading activities of the Sponsor and its affiliates could conflict with your interests as a Shareholder.

The Sponsor is an affiliate of the Trustee and therefore may have a conflict of interest with respect to its oversight of the Trustee. In particular, the Sponsor, which has authority to remove the Trustee in its discretion, has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities. The Trustee is authorized to appoint an unaffiliated Trust Administrator or agent to carry out all or some of its duties under the Trust Agreement, but it can terminate or replace the Trust Administrator or agent at any time, and it is not required to delegate any of its duties to an unaffiliated third party.

In addition, the Sponsor and its affiliates may engage in trading activities relating to the CERFs, the components of the Index or the GSCI-ER or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust, the Investing Pool or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of the Sponsor and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities, if they influence the value of the CERFs or the Shares, could be adverse to the interests of the Shareholders. Moreover, the Sponsor and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by the Sponsor and its affiliates may affect the level of the GSCI-ER or its components and, therefore, the value of the CERFs and the price of the Shares.

Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by Goldman, Sachs & Co. and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of CERFs through Goldman, Sachs & Co., as the Investing Pool’s Clearing FCM. In addition, Goldman, Sachs & Co. and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the GSCI®, over-the-counter contracts on these commodities, the underlying commodities included in the GSCI® and other instruments and derivative products based on the GSCI® and the GSCI-ER. Any of these activities of Goldman, Sachs & Co. or its affiliates could adversely affect the level of the GSCI-ER or CERFs, directly or indirectly by affecting the price of the underlying commodities and, therefore, the value of the GSCI-ER, CERFs and the price of the Shares.

Goldman, Sachs & Co. and its affiliates may also issue or underwrite other securities or financial or derivative instruments with returns indexed to the GSCI® or the GSCI-ER, which would compete with the Shares. By introducing competing products into the marketplace, Goldman, Sachs & Co. and its affiliates could adversely affect the price of the Shares. To the extent that Goldman, Sachs & Co. or its affiliates serve as issuer, agent or underwriter of those securities or other similar instruments, their interests with respect to those products may be adverse to your interests as a Shareholder. Goldman, Sachs & Co. has licensed and may continue to license the GSCI® and the GSCI-ER for use by unaffiliated trading advisors, for publication in newspapers and periodicals, for distribution by information and data dissemination services and for various other purposes.

Risks Factors Relating to Taxes

The IRS could take the position that CERFs must be taxed under special “mark-to-market” rules that would require gain to be taken into account on an annual basis.

Futures contracts that require a person such as the Investing Pool to make an initial deposit of 100% margin and that do not require or permit the payment by that person of additional variation margin are a novel form of futures contract. Consequently, no statutory, judicial or administrative authority addresses the characterization of a CERF owned by the Investing Pool or the U.S. federal income tax consequences of an investment in the CERFs by the Investing Pool. The Investing Pool has received an opinion that, while there is no authority on point, the CERFs held by the Investing Pool will not be treated as regulated futures contracts within the meaning of section 1256 of the Code because the CERFs are not contracts with respect to which the amount required to be deposited and the amount which may be withdrawn depends on a system of marking to market. You should be aware that an opinion is not binding on the Internal Revenue

Service or a court. Accordingly, it is possible that the Internal Revenue Service or a court would reach the conclusion that CERFs should be treated as regulated futures contracts within the meaning of section 1256 of the Code. In that case, the timing, amount, character, holding period or other material aspects of your income, gain, loss or expense from an investment in the Shares could be significantly affected. In particular, you would be taxable on any gain on the CERFs on an annual mark-to market basis, regardless of the fact that the CERFs have a term of five years.

Your tax liability could exceed cash distributions on your Shares.

You will be required to pay U.S. federal income taxes on your allocable share of the Trust’s and the Investing Pool’s income, without regard to the receipt of cash distributions on the Shares. There is no obligation to make distributions on the Shares. Accordingly, it is anticipated that you will not receive cash distributions sufficient to cover your allocable share of such taxable income or even the tax liability resulting from that income.

The IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust or the Investing Pool.

The U.S. tax rules that apply to partnerships and trusts are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, partnership interest owned by a trust or publicly traded interests in partnerships. The Trust and the Investing Pool will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

Your Tax Reporting Information May be Provided to You on Schedule K-1, and the Trust May be Dissolved.

Investment trusts like the Trust generally provide tax information reporting to investors on IRS Form 1099, and, in some case, on a supplemental statement. There is, however, no authority addressing the U.S. federal income tax treatment of an investment trust whose sole asset is an interest in a limited liability company taxed as a partnership, like the Investing Pool, where that interest represents substantially all of the total interests in the partnership. The IRS recently has indicated that it will take the position that certain trusts of that kind should be treated as partnerships. It is possible, therefore, that the IRS will seek to treat the Trust as a partnership.

As a result of these developments, the Sponsor may determine that the Trust should file a partnership return rather than a trust return, including for the taxable year ending December 31, 2006. The Sponsor also may determine that the Trust should be dissolved, in which case you would hold a direct investment in the Investing Pool. If the Trust were treated as a partnership for U.S. federal income tax purposes or if you held a direct investment in the Investing Pool, tax information relating to your investment would be reported to you on an IRS Schedule K-1. Accordingly, it is possible that you will receive tax reporting information with respect to your investment on IRS Schedule K-1 rather than IRS Form 1099. Regardless of the form that is used to provide tax reporting information to you, the amount and allocation of your share of the Investing Pool’s items of income, gain, loss, deduction, expense and credit for U.S. federal income tax purposes, and the time when you receive your tax reporting information, generally should be the same. However, the manner in which those tax items are reported to you would be affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	The Shares have traded on the NYSE under the symbol “GSG” since their initial public offering on July 19, 2006. For each of the quarters since such offering and during the fiscal year ended December 31, 2006, the high and low sale prices of the Shares as reported for transactions on the NYSE were as follows:

Fiscal year ended December 31, 2006	High	Low
Third Quarter	$51.59	$40.94
Fourth Quarter	$43.10	$39.65

The number of holders of the shares of the registrant as of March 19, 2007 was approximately 104.

The Trust made no distributions to Shareholders during the fiscal year ended December 31, 2006. The Trust has no obligation to make periodic distributions to Shareholders.

b)	As described in the Trust’s registration statement on Form S-1 (No. 333-126810), proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with the Clearing FCM until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or Manager.

c)	During the fourth quarter of fiscal year 2006, 45 Baskets (2,250,000 Shares) were created, and no shares were redeemed.

Item 6.	Selected Financial Data.

Financial Highlights (for the period from July 10, 2006 to December 31, 2006)

(Dollar amounts in 000’s except for Income per share)

GSCI® Commodity-Indexed Trust

Total assets	$143,426
Total loss on sales of investments and futures contracts	$(708)
Net Income	$1,463
Weighted-average shares outstanding	1,680,747
Net Income per share	$0.87
Net cash flows	—

GSCI® Commodity-Indexed Investing Pool

Total assets	$144,809
Total loss on sales of investments and futures contracts	$(708)
Net Income	$1,463
Net cash flows	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Neither the Sponsor, the Manager, the Trustee, the Delaware Trustee nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements. None of the Sponsor, the Manager, the Trustee, the Delaware Trustee, nor any other person is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

As described in part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the GSCI® Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (date of inception), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $143,425,669 at December 31, 2006, the Trust’s fiscal year-end. Outstanding shares in the Trust grew from 150,000 shares at July 10, 2006 to 3,600,000 shares outstanding at December 31, 2006.

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2006 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs and cash and short-term or similar securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral are paid to the Investing Pool and are used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, are distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have agreed to assume most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and Short-Term Securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to greatly impact the value of the Shares. The value of the CERFs is expected to track generally the GSCI-ER, although this correlation will not be exact. The GSCI-ER in turn reflects the value of a diversified group of commodities. The market risk associated with the Investing Pool’s CERF positions is limited to the amount of cash and Short-Term Securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the liquidity of the CERF market and activities of other market participants.

Credit Risk

When the Investing Pool purchases CERFs, it is exposed to the credit risk of a default by the CME clearinghouse, which serves as the counterparty to each CERF position, and of a default by its Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and Investing Pool have no loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust and Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and Investing Pool’s financial position and results of operations. These estimates and assumptions affect the Trust’s and Investing Pool’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust and Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

Results of Operations

The period from July 10, 2006 to December 31, 2006

Net Asset Value of Trust

The Trust commenced trading on July 10, 2006. The Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $143,425,669 at December 31, 2006. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding shares, which rose from 150,000 at July 10, 2006 to 3,600,000 at December 31, 2006 due to 3,800,000 shares (76 baskets, each basket consisting of 50,000 shares) being created and 350,000 shares being redeemed during the period. The Trust’s net asset value was also affected by a decline in the price of CERFs during the period from July 10, 2006 to December 31, 2006, which price decreased from $738 per CERF to $586.50 per CERF, a 20.53% decrease.

The following chart shows the daily valuation of CERFs for the period from March 13, 2006 to December 31, 2006:

GSCI-ER Index CERFs (3/13/06 to 12/29/06)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2006, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts	2,443
Expiration Date:	March 2011
Weighted Average Price per Contract	$642.79
Fair Value	$143,281,950

Fair value is calculated using the settlement price for the CERFs on the CME on December 29, 2006, which was $586.50 per contract.

Qualitative Disclosure

As described herein, it is the objective of the Trust, through its investment in the Investing Pool, that the performance of the Shares will correspond generally to the performance of the Index, before payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Investing Pool’s CERF positions. As a result, fluctuations in the value of the CERFs are expected to greatly impact the value of the Shares.

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the value of the CERFs, any commodities underlying the Index or the GSCI-ER, or any assets posted as margin. Because of the 100% margin requirement applicable to the Investing Pool’s CERF positions, the market risk associated with the Investing Pool’s CERF position is limited to the amount of cash and Short-Term Securities posted as margin.

Item 8.	Financial Statements and Supplementary Data.

Quarterly Income Statements

(Dollar amounts in 000’s except for income (loss) per share)

iShares® GSCI® Commodity-Indexed Investing Trust

	Three months ended (Unaudited)		July 10, 2006 to Dec. 31, 2006
	Sept. 30, 2006*	Dec. 31, 2006
Investment Income Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Interest	$382	$1,331	$1,713

Total Investment Income	382	1,331	1,713

Expenses Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC

Management fee	54	196	250
Brokerage commissions	1	0	1

Net Investment Income	327	1,135	1,462

Realized and Unrealized Gain (Loss) Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC

Net realized gain on investments	10	1	11
Net realized loss on futures contracts	(719)	0	(719)
Net increase in unrealized loss on futures contracts	(5,859)	(7,887)	(13,746)

Net realized and unrealized loss	(6,568)	(7,886)	(14,454)

Net loss	$(6,241)	$(6,751)	$(12,992)

Income (Loss) per share	$(8.55)	$(5.05)	$(7.73)
Weighted-average shares outstanding	730,357	1,335,920	1,680,747

iShares® GSCI® Commodity-Indexed Investing Pool LLC

	Three months ended (Unaudited)		July 10, 2006 to Dec. 31, 2006
	Sept. 30, 2006*	Dec. 31, 2006
Investment Income
Interest	$382	$1,332	$1,714

Total Investment Income	382	1,332	1,714

Expenses

Management fee	54	196	250
Brokerage commissions	1	0	1

Net Investment Income	327	1,136	1,463

Realized and Unrealized Gain (Loss)

Net realized gain on investments	10	1	11
Net realized loss on futures contracts	(719)	0	(719)
Net increase in unrealized loss on futures contracts	(5,863)	(7,889)	(13,752)

Net realized and unrealized loss	(6,572)	(7,888)	(14,460)

Net loss	$(6,245)	$(6,752)	$(12,997)

*	For the period from July 10, 2006 (date of inception) to September 30, 2006

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the period from July 10, 2006 to December 31, 2006.

Item 9A.	Controls and Procedures.

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and Investing Pool would perform if the Trust and Investing Pool had any officers, and with the participation of the Trustee and Investing Pool, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and investing Pool have been effective as of the end of the period covered by this report.

There were no changes in the Trust’s and Investing Pool’s internal control over financial reporting that occurred during the Trust’s and Investing Pool’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and Investing Pool’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

On February 14, 2007 Rydex Holdings Inc. filed a Schedule 13G with the U.S. Securities and Exchange Commission reporting aggregated beneficial ownership of 12.63% of the outstanding Shares as of December 31, 2006, including actual or shared beneficial ownership of more than 5% by the

Rydex Series Funds Absolute Return Strategies Fund (6.00%) and Padco Advisors Inc. (8.98%). The Sponsor is not aware of any material business relationship between the Trust and any of these entities.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the period from July 10, 2006 (date of inception) to December 31, 2006 were:

Audit fees	$62,300
Audit-related fees	$—
Tax fees	$337,115
All other fees	$—

$399,415

Other fees include fees for services provided to assist in establishing a formula to be applied by a web tool for the benefit of shareholders of the Trust to help them estimate their taxable income, expenses and gains or losses solely for U.S. federal income tax purposes.

PricewaterhouseCoopers LLP provides certain tax compliance and reporting services to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with the design, implementation and maintenance of a web-based tax package reporting product and a toll-free tax package support help line.

(5) The Registrant has no board of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrant’s financial statements for the period from July 10, 2006 (date of inception) to December 31, 2006 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibits

Exhibit No.	Description
4.1	Trust Agreement*

4.2	Limited Liability Company Agreement*

4.3	Form of Authorized Participant Agreement*

10.1	Investment Advisory Agreement*

10.2	Form of Sublicense Agreement**

10.3	Form of Sublicense Agreement**

10.4	Form of Futures Commission Merchant Agreement**

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares GSCI Commodity-Indexed Trust.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares GSCI Commodity-Indexed Trust.

31.3	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares GSCI Commodity-Indexed Investing Pool LLC.

31.4	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares GSCI Commodity-Indexed Investing Pool LLC.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on July 14, 2006.
**	Incorporated by reference to our Registration Statement Form S-1/A (No. 333-126810_ filed with the Securities and Exchange Commission on April 26, 2006.

iShares GSCI Commodity-Indexed Trust

iShares GSCI Commodity-Indexed Investing Pool LLC

Financial Statements as of December 31, 2006

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares® GSCI® Commodity-Indexed Trust:

In our opinion, the accompanying statements of financial condition and the related statements of operations, changes in shareholders’ capital and cash flows present fairly, in all material respects, the financial position of iShares GSCI Commodity-Indexed Trust (the “Trust”) at December 31, 2006 and July 10, 2006, and the results of its operations and its cash flows for the period from July 10, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 28, 2007

iShares® GSCI® Commodity-Indexed Trust

Statements of Financial Condition

December 31, 2006 and

July 10, 2006 (Commencement of Operations)

	December 31, 2006	July 10, 2006
Assets
Current Assets
Investment in iShares® GSCI® Commodity-Indexed
Investing Pool LLC, at equity method	$143,425,669	$7,358,911
Receivable from shareholder	—	7,359,336

Total Assets	$143,425,669	$14,718,247

Liabilities and Shareholders’ Capital
Current Liabilities
Payable to iShares® GSCI® Commodity-Indexed
Investing Pool LLC	$—	$7,359,336

Total Liabilities	—	7,359,336

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—

Redeemable capital shares, no par value, unlimited amount authorized - 3,600,000 issued and outstanding on December 31, 2006 and 150,000 issued and outstanding on July 10, 2006 (at redemption value)	143,425,669	7,358,911

Total Shareholders’ Capital	143,425,669	7,358,911

Total Liabilities and Shareholders’ Capital	$143,425,669	$14,718,247

iShares® GSCI® Commodity-Indexed Trust

Statement of Operations

For the Period from July 10, 2006 (Commencement of Operations)

through December 31, 2006

Investment Income Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Interest	$1,713,414

Total investment income	1,713,414

Expenses Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Management fee	250,193
Brokerage commissions	708

Total expenses	250,901

Net investment income	1,462,513

Realized and Unrealized Gain (Loss) Allocated From iShares® GSCI® Commodity-Indexed Investing Pool LLC
Net realized gain on investments	10,710
Net realized loss on futures contracts	(718,710)
Net increase in unrealized loss on futures contracts	(13,746,576)

Net realized and unrealized loss	(14,454,576)

Net loss	$(12,992,063)

Net loss per share	$(7.73)

Weighted-average shares outstanding	1,680,747

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Statement of Changes in Shareholders’ Capital

For the Period from July 10, 2006 (Commencement of Operations)

through December 31, 2006

Shareholders’ capital, beginning of period	$—

Contributions	172,182,805
Redemptions	(15,765,073)
Net investment income	1,462,513
Net realized gain on short term investments	10,710
Net realized loss on futures contracts	(718,710)
Net increase in unrealized loss on futures contracts	(13,746,576)

Shareholders’ capital, end of period	$143,425,669

Net asset value per share, end of period	$39.84

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Statement of Cash Flows

For the Period from July 10, 2006 (Commencement of Operations)

through December 31, 2006

Cash flows from operating activities
Net loss	$(12,992,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in investment in iShares® GSCI® Commodity-Indexed Investing Pool LLC	(143,425,669)

Net cash used in operating activities	(156,417,732)

Cash flows from financing activities
Contributions	172,182,805
Redemptions	(15,765,073)

Net cash provided by financing activities	156,417,732

Net increase in cash and cash equivalents	—

Cash and cash equivalents
Beginning of period	—

End of period	$—

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2006

1 - Organization

The iShares® GSCI® Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory Trust on July 7, 2006 and commenced operations on July 10, 2006. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Trust Agreement among the Sponsor, the Trustee and Wilmington Trust Company, the Delaware Trustee. The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® GSCI® Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in future contracts on the GSCI® Excess Return Index, or “GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called “CERFs” and posts margin in the form of cash, short-term or similar securities to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the GSCI® Total Return Index, or the “Index,” before payment of the Trust and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” managed by Barclays Global Investors International, Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International, Inc. is an indirect subsidiary of Barclays Bank PLC.

Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which approximates fair value.

The financial statements of the Investing Pool are included elsewhere in this report and should be read in conjunction with the Trust’s financial statements.

At December 31, 2006, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

iShares® GSCI® Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2006

C.	Income Taxes

The Trust is an association not taxable as a corporation for Federal, state and local income tax purposes.

On February 5, 2007, the Internal Revenue Service (IRS) issued internal legal guidance on a structure similar to the iShares® GSCI® Commodity Indexed Trust (the “Trust”) and the iShares Commodity Indexed Investing Pool. The advice concluded that the trust was a partnership for U.S. Federal income tax purposes. As a result of this guidance it may be more likely that the IRS will seek to treat the Trust as a partnership.

We are currently evaluating how to interpret the IRS guidance. Accordingly, the Trust may file a partnership return for the year ended December 31, 2006. If the Trust files a partnership return it would not change fundamentally the tax treatment of your investment in the Trust. Rather, it would change only the form of the tax reporting that you receive from the Trust.

No provision for Federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

D.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of the close of trading that day. The Trustee will determine the net asset value per share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at the time the calculation is made. The NAV will be calculated on each day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally at 4:15 P.M., New York City time).

E.	Distributions

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to Shareholders. The Sponsor is under no obligation to make periodic distributions to Shareholders.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 shares in exchange for a combination of CERFs and cash (or in the discretion of the Sponsor, short-term or similar securities in lieu of cash). The baskets of CERFs and cash (or in the discretion of the Sponsor, short-term or similar securities in lieu of cash) will be transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. In addition, the Investing Pool, and some other types of market participants, will be required to deposit cash margin with their futures commission merchant, or “FCM,” with a value equal to 100% of the value of each CERF position at the time it is established. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the

iShares® GSCI® Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2006

Sponsor governing, among other matters, the creation and redemption processes (such authorized broker-dealers are referred to as the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 shares. Redemptions of Trust shares in exchange for baskets of CERFs and cash (or in the discretion of the Sponsor, short-term or similar securities in lieu of cash) are treated as sales for financial statement purposes.

On December 31, 2006, the Trust had 3,600,000 shares outstanding.

4 - Trust Expense

The Trust is not expected to bear any ordinary recurring expenses. The Sponsor has agreed to assume the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware Trustee, Trust administrator and processing agent, (2) New York Stock Exchange listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, including applicable SEC registration fees.

5 - Related Parties

The Sponsor, the Manager and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Manager is paid by the Investing Pool and that fee is an indirect expense of the Trust.

6 - Indemnification

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

Report of Independent Registered Public Accounting Firm

To the Manager and Members of

iShares GSCI Commodity-Indexed Investing Pool LLC:

In our opinion, the accompanying statements of financial condition, including the schedule of investments, and the related statements of operations, changes in members’ equity and cash flows present fairly, in all material respects, the financial position of iShares GSCI Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2006 and July 10, 2006, and the results of its operations and its cash flows for the period from July 10, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Investing Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 28, 2007

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

December 31, 2006 and

July 10, 2006 (Commencement of Operations)

	December 31, 2006	July 10, 2006
Assets
Current Assets
Cash and cash equivalents	$83,656	$25,000
Short term investments, at amortized cost (Note 2D)	144,725,137	—
Interest receivable	358	—
Receivable from members	—	7,359,336

Total Assets	$144,809,151	$7,384,336

Liabilities and Members’ Equity
Current Liabilities
Payable for open futures contracts	$1,271,926	$426
Management fee payable	91,255	—

Total Liabilities	1,363,181	426

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—

Members’ Equity
General member	20,301	24,999
Limited member	143,425,669	7,358,911

Total Members’ Equity	143,445,970	7,383,910

Total Liabilities and Members’ Equity	$144,809,151	$7,384,336

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statement of Operations

For the Period from July 10, 2006 (Commencement of Operations)

through December 31, 2006

Investment Income
Interest	$1,713,961

Total investment income	1,713,961

Expenses
Management fee	250,273
Brokerage commissions	710

Total expenses	250,983

Net investment income	1,462,978

Realized and Unrealized Gain (Loss)
Net realized gain on short term investments	10,718
Net realized loss on futures contracts	(718,728)
Net increase in unrealized loss on futures contracts	(13,751,730)

Net realized and unrealized loss	(14,459,740)

Net loss	$(12,996,762)

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statement of Changes in Members’ Equity

For the Period from July 10, 2006 (Commencement of Operations)

through December 31, 2006

	General Member	Limited Member	Total Members’ Equity
Members’ equity, beginning of period	$—	$—	$—
Contributions	25,000	172,182,805	172,207,805
Redemptions	—	(15,765,073)	(15,765,073)
Net investment income	465	1,462,513	1,462,978
Net realized gain on investments	8	10,710	10,718
Net realized loss on futures contracts	(18)	(718,710)	(718,728)
Net increase in unrealized loss on futures contracts	(5,154)	(13,746,576)	(13,751,730)

Members’ equity, end of period	$20,301	$143,425,669	$143,445,970

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Statement of Cash Flows

For the Period from July 10, 2006 (Commencement of Operations)

through December 31, 2006

Cash flows from operating activities
Net loss	$(12,996,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Purchases of short term investments	(168,299,470)
Sales of short term investments	25,288,328
Accretion of discount	(1,703,277)
Net realized gain on short term investments	(10,718)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(358)
Payable for open futures contracts	1,271,926
Management fee payable	91,255

Net cash used in operating activities	(156,359,076)

Cash flows from financing activities
Contributions	172,207,805
Redemptions	(15,765,073)

Net cash provided by financing activities	156,442,732

Net increase in cash and cash equivalents	83,656

Cash and cash equivalents
Beginning of period	—

End of period	$83,656

See notes to financial statements.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Schedule of Investments

December 31, 2006

Face Amount	Security Description	Amortized Cost
	United States Treasury Bills - 100.89%*
$19,795,000	4.91% - 4.95% due 1/4/07	$19,786,889
32,517,000	4.79% - 4.95% due 2/8/07	32,351,665
41,568,000	4.81% - 4.97% due 3/8/07	41,194,147
20,500,000	4.92% - 4.95% due 4/12/07	20,216,295
31,790,000	4.86% - 4.88% due 5/24/07	31,176,141

	Total United States Treasury Bills	$144,725,137

*	Percentage is based on members’ equity.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

December 31, 2006

1 - Organization

The iShares® GSCI® Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the GSCI® Excess Return Index, or “GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME”, called “CERFs” and posts margin in the form of cash, short-term or similar securities to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the GSCI® Total Return Index, or the “Index,” before payment of the Investing Pool’s expenses. The Investing Pool is a commodity pool, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of Barclays Bank PLC. Barclays Global Fund Advisors (the “Advisor”), an indirect subsidiary of Barclays Bank PLC, serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

The Investing Pool is not an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in CERFs

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments will not be required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash, short-term or similar securities.

CERFs are valued at fair value in accordance with FAS 133, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2006

C.	Cash and Cash Equivalents

The Investing Pool defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Short Term Investments

Short term investments on the statement of financial condition consist principally of short term fixed income securities with original maturities of one year or less. These investments are valued at amortized cost.

E.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

F.	Income Taxes

The Investing Pool is an association not taxable as a corporation and is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements since the Investing Pool is not subject to income taxes. Holders of interests in the Investing Pool are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

G.	Calculation of Net Asset Value

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated on each day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally at 4:15 P.M., New York City time).

3 - Offering of the Investing Pool Interests

Investing Pool interests are issued and redeemed only to the Trust in exchange for a combination of CERFs and cash (or, in the discretion of the Manager, short-term or similar securities in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Manager, short-term or similar securities in lieu of cash) will be transferred to or from the Trust in exchange for interests in the Investing Pool. Individual investors cannot purchase or redeem partnership interests in the Investing Pool. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool interests in exchange for CERFs and cash (or, in the discretion of the Manager, short-term or similar securities in lieu of cash) are treated as sales for financial statement purposes.

iShares® GSCI® Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2006

4 - Pool Expenses

The Manager will pay the amounts that would otherwise be the ordinary operating expenses, if any, of the Investing Pool. In return for assuming these operating expenses of the Investing Pool, the Manager will receive an allocation from the Investing Pool that will accrue daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool. The Manager has also paid the costs of the Investing Pool’s organization.

5 - Related Parties

Barclays Global Investors International, Inc., is the “Manager” of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

6 - Indemnification

The Trust, the Manager and any officers, agents and delegates of the Investing Pool (the “Indemnitees”) shall be entitled to indemnification from the Investing Pool for any loss, damage, claim or expense (including reasonable attorney’s fees) incurred by any Indemnitee by reason of any act or omission performed or omitted by such Indemnitee on behalf of the Investing Pool, unless such act or omission is the result of such Indemnitee’s gross negligence, bad faith or willful misconduct, and provided that such indemnity shall be provided out of, and only to the extent of, the Investing Pool’s assets.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERF’s settlement value at expiration is based on the value of GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the GSCI-ER and the prices of the commodities underlying the GSCI-ER. The commodities markets have historically been extremely volatile.

As of December 31, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
2,443	March 2011	$143,281,950	$13,751,730

As of July 10, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
100	March 2011	$7,380,000	$426

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

For purposes of CFTC Rule 4.22(h), to the best of the knowledge and belief of the undersigned, the information contained in the CFTC Annual Report set forth herein is accurate and complete.

Barclays Global Investors International, Inc.

Sponsor of the iShares® GSCI® Commodity-Indexed Trust (Registrant)

Manager of the iShares® GSCI® Commodity-Indexed Investing Pool LLC

                                         (Co-Registrant)

/S/ LEE T. KRANEFUSS
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: March 19, 2007

/S/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: March 19, 2007

*	The Registrant is a Trust and the Co-Registrant is a limited liability company and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.