Form 10-Q
period 2007-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2007-05-15
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file numbers:	001-32947 (Registrant)
001-32948 (Co-Registrant)

iShares® S&P GSCI™ Commodity-Indexed Trust

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

(Rule 140 Co-Registrant)

(Exact name of registrant as specified in its charter)

Delaware	51-6573369 (Registrant) 34-2061331 (Co-Registrant)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers.)

c/o Barclays Global Investors International, Inc.

45 Fremont Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 597-2000

(Registrant and Co-Registrant’s telephone number, including area code)

iShares® GSCI® Commodity-Indexed Trust

iShares® GSCI® Commodity-Indexed Investing Pool LLC

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the Registrant and Co-Registrant are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filers  ☐    Accelerated filers  ☐    Non-accelerated filers  ☒

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

March 31, 2007 (Unaudited) and

December 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed
Investing Pool LLC, at equity method	$182,023,875	$143,425,669

Total Assets	$182,023,875	$143,425,669

LIABILITIES AND SHAREHOLDERS’ CAPITAL
Commitments and Contingent liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 4,350,000 issued and outstanding on March 31, 2007 and 3,600,000 issued and outstanding on December 31, 2006 (at redemption value)	182,023,875	143,425,669
Total Shareholders’ Capital	182,023,875	143,425,669

TOTAL LIABILITIES AND SHAREHOLDERS’ CAPITAL	$182,023,875	$143,425,669

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statement of Operations

For the three months ended March 31, 2007 (Unaudited)

Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$2,025,586

Total investment income	2,025,586

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	298,275
Brokerage commissions	144

Total expenses	298,419

Net investment income	1,727,167

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity- Indexed Investing Pool LLC
Net realized loss on short term investments	(119)
Net realized loss on futures contracts	(1,478,611)
Net decrease in unrealized loss on futures contracts	10,913,261

Net realized and unrealized gain	9,434,531

Net gain	$11,161,698

Net gain per share	$2.69

Weighted average shares outstanding	4,152,747

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statement of Changes in Shareholders’ Capital

For the three months ended March 31, 2007 (Unaudited)

Shareholders’ capital, beginning of period	$143,425,669
Contributions	39,645,265
Redemptions	(12,208,757)
Net investment income	1,727,167
Net realized loss on short term investments	(119)
Net realized loss on futures contracts	(1,478,611)
Net decrease in unrealized loss on futures contracts	10,913,261

Shareholders’ capital, end of period	$182,023,875

Net asset value per share, end of period	$41.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statement of Cash Flows

For the three months ended March 31, 2007 (Unaudited)

Cash flows from operating activities
Net gain	$11,161,698
Adjustments to reconcile net gain to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(38,598,206)

Net cash used in operating activities	(27,436,508)

Cash flows from financing activities
Contributions	39,645,265
Redemptions	(12,208,757)

Net cash provided by financing activities	27,436,508

Net increase in cash and cash equivalents	—

Cash and cash equivalents
Beginning of period	—

End of period	$—

See notes to financial statements.

iSHARES® S&P GSCI™ COMMODITY-INDEXED TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

1.	ORGANIZATION

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Trust Agreement among the Sponsor, the Trustee and Wilmington Trust Company, the Delaware trustee. The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called “CERFs” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” managed by Barclays Global Investors International, Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International, Inc. is an indirect subsidiary of Barclays Bank PLC.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 30, 2007.

Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which approximates fair value.

The financial statements of the Investing Pool are included elsewhere in this report and should be read in conjunction with the Trust's financial statements.

At March 31, 2007, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Income Taxes

The Trust is an association not taxable as a corporation for Federal, state and local income tax purposes.

On February 5, 2007, the Internal Revenue Service (the “IRS”) issued internal legal guidance on a structure similar to that of the Trust and the Investing Pool. The guidance concluded that the structure was a partnership for U.S. Federal income tax purposes. As a result of this guidance it may be more likely that the IRS will seek to treat the Trust as a partnership.

We are currently evaluating how to interpret the IRS guidance. Accordingly, the Trust may file a partnership return for the year ended December 31, 2007. If the Trust files a partnership return it would not change fundamentally the tax treatment of your investment in the Trust. Rather, it would change only the form of the tax reporting that you receive from the Trust.

No provision for Federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

D.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of the close of trading that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at the time the calculation is made. The NAV is calculated on each day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally at 4:15 P.M., New York City time).

E.	Distributions

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to Shareholders. The Sponsor is under no obligation to make periodic distributions to Shareholders.

3.	OFFERING OF THE SHARES

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for a combination of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. In addition, the Investing Pool, and some other types of market participants, are required to deposit cash margin with their futures commission merchant with a value equal to 100% of the value of each CERF position at the time it is established. Individual investors cannot purchase or redeem shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) are treated as sales for financial statement purposes.

On March 31, 2007, the Trust had 4,350,000 shares outstanding.

4.	TRUST EXPENSE

The Trust is not expected to bear any ordinary recurring expenses. The Sponsor has agreed to assume the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware trustee, Trust administrator and processing agent, (2) New York Stock Exchange listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the costs at the initial issuance of the Shares, including applicable SEC registration fees.

5.	RELATED PARTIES

The Sponsor, the Manager and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Manager is paid by the Investing Pool and that fee is an indirect expense of the Trust.

6.	INDEMNIFICATION

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

March 31, 2007 (Unaudited) and

December 31, 2006

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$4,331,762	$83,656
Short term investments, at amortized cost (Note 2D)	176,777,144	144,725,137
Receivable for open futures contracts	1,044,050	—
Interest receivable	1,615	358

Total Assets	$182,154,571	$144,809,151

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Management fee payable	$109,373	$91,255
Payable for open futures contracts	—	1,271,926

Total Liabilities	109,373	1,363,181

Commitments and Contingent liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	21,323	20,301
Limited members	182,023,875	143,425,669

Total Members’ Equity	182,045,198	143,445,970

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$182,154,571	$144,809,151

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statement of Operations

For the three months ended March 31, 2007 (Unaudited)

Investment Income
Interest	$2,025,835

Total investment income	2,025,835

Expenses
Management fee	298,312
Brokerage commissions	144

Total expenses	298,456

Net investment income	1,727,379

Realized and Unrealized Gain (Loss)
Net realized loss on short term investments	(119)
Net realized loss on futures contracts	(1,478,790)
Net decrease in unrealized loss on futures contracts	10,914,250

Net realized and unrealized gain	9,435,341

Net gain	$11,162,720

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statement of Changes in Members’ Equity

For the three months ended March 31, 2007 (Unaudited)

	General Member	Limited Member	Total Members’ Equity
Members’ equity, beginning of period	$20,301	$143,425,669	$143,445,970
Contributions	—	39,645,265	39,645,265
Redemptions	—	(12,208,757)	(12,208,757)
Net investment income	212	1,727,167	1,727,379
Net realized loss on short term investments	—	(119)	(119)
Net realized loss on futures contracts	(179)	(1,478,611)	(1,478,790)
Net decrease in unrealized loss on futures contracts	989	10,913,261	10,914,250

Members’ equity, end of period	$21,323	$182,023,875	$182,045,198

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statement of Cash Flows

For the three months Ended March 31, 2007 (Unaudited)

Cash flows from operating activities
Net gain	$11,162,720
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short term investments	(123,889,688)
Sales of short term investments	93,839,263
Accretion of discount	(2,001,701)
Net realized loss on short term investments	119
Increase (decrease) in operating assets and liabilities:
Receivable for open futures contracts	(1,044,050)
Interest receivable	(1,257)
Management fee payable	18,118
Payable for open futures contracts	(1,271,926)

Net cash used in operating activities	(23,188,402)

Cash flows from financing activities
Contributions	39,645,265
Redemptions	(12,208,757)

Net cash provided by financing activities	27,436,508

Net increase in cash and cash equivalents	4,248,106

Cash and cash equivalents
Beginning of period	83,656

End of period	$4,331,762

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

March 31, 2007 (Unaudited)

Face Amount	Security Description	Amortized Cost
	United States Treasury Bills - 97.11%*
$20,500,000	4.92% - 4.95% due 4/12/07	$20,469,102
31,790,000	4.86% - 4.88% due 5/24/07	31,562,485
28,925,000	4.94% - 4.96% due 6/7/07	28,658,275
19,795,000	4.87% due 6/21/07	19,578,319
33,417,000	4.95% due 8/2/07	32,852,231
44,568,000	4.87% - 4.91% due 8/30/07	43,656,732

	Total United States Treasury Bills	$176,777,144

*	Percentage is based on members’ equity.

See notes to financial statements.

iSHARES® S&P GSCI™ COMMODITY-INDEXED INVESTING POOL LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007

1.	ORGANIZATION

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the "Investing Pool," is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, or "S&P GSCI-ER," listed on the Chicago Mercantile Exchange, or the "CME," called "CERFs" and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the "Index," before payment of the Investing Pool's expenses. The Investing Pool is a commodity pool, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or "CFTC," and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of Barclays Bank PLC. Barclays Global Fund Advisors, an indirect subsidiary of Barclays Bank PLC, serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Investing Pool’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 30, 2007.

The Investing Pool is not an investment company registered under the Investment Company Act of 1940, as amended.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

B.	Investment in CERFs

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash or short-term or similar securities.

CERFs are valued at fair value in accordance with FAS 133, which the Manager has determined to be that day's announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

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

3.	OFFERING OF THE INVESTING POOL INTERESTS

Investing Pool interests are issued only to and redeemable only by the Trust in exchange for a combination of CERFs and cash or short-term or similar securities in lieu of cash. The baskets of CERFs and cash or short-term or similar securities in lieu of cash are transferred to or from the Trust in exchange for interests in the Investing Pool. Individual investors cannot purchase or redeem Investing Pool interests. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool interests in exchange for CERFs and cash or short-term or similar securities in lieu of cash are treated as sales for financial statement purposes.

4.	POOL EXPENSES

The Manager pays the amounts that would otherwise be the ordinary operating expenses, if any, of the Investing Pool. In return for assuming these operating expenses of the Investing Pool, the Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool. The Manager has also paid the costs of the Investing Pool's organization.

5.	RELATED PARTIES

Barclays Global Investors International, Inc., is the “Manager” of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

6.	INDEMNIFICATION

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

7.	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8.	INVESTING IN CERFS

Substantially all of the Investing Pool's assets are invested in CERFs. The CERF's settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of March 31, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
2,983	March 2011	$181,813,850	$2,837,480

As of December 31, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
2,443	March 2011	$143,281,950	$13,751,730

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee, the Delaware Trustee, or any other person assumes responsibility for the accuracy or completeness of forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the Trust, is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Substantially all of the assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the Investing Pool, holds long positions in futures contracts, called CERFs, on the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International Inc., or BGII, is the Sponsor of the Trust, and Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, and are operated by BGII, a commodity pool operator registered with the Commodity Futures Trading Commission. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer additional Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only institutions that become Authorized Participants may purchase or redeem Baskets. Shareholders who are not Authorized Participants will have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on the New York Stock Exchange under the symbol “GSG.”

Valuation of CERFs; Computation of Trust’s Net Asset Value.

On each business day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally, 4:15 P.M., New York time), the Trustee determines the net asset value of the Trust and the net asset value per Share, or NAV, as of that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

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

Once the value of the Trust’s Investing Pool interests has been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV, by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 P.M., New York time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 P.M., New York time, on the date of calculation.

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2007 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs and cash and short-term securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral are paid to the Investing Pool and are used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, are distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and short-term or similar securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to greatly impact the value of the Shares. The value of its CERFs is expected to track generally the S&P GSCI-ER, although this correlation will not be exact. The S&P GSCI-ER in turn reflects the value of a diversified group of commodities. The market risk associated with the Investing Pool’s CERF positions is limited to the amount of cash and short-term or similar securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the liquidity of the CERF market and activities of other market participants.

Credit Risk

When the Investing Pool purchases CERFs, it is exposed to the credit risk of a default by the CME clearinghouse, which serves as the counterparty to each CERF position, and of a default by its clearing futures commission merchant. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and the Investing Pool have no loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust and the Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and Investing Pool’s financial position and results of operations. These estimates and assumptions affect the Trust’s and Investing Pool’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust and the Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2007

Net Asset Value of the Trust

The Trust’s net asset value grew from $143,425,669 at December 31, 2006 to $182,023,875 at March 31, 2007. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 at December 31, 2006 to 4,350,000 at March 31, 2007 due to 1,050,000 Shares (21 Baskets) being created and 300,000 shares (6 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2006 to March 31, 2007, which price increased from $586.50 per CERF to $609.50 per CERF, a 3.92% increase.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2007, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts	2,983
Expiration Date:	March 2011
Weighted Average Price per Contract	$547.75
Fair Value	$181,813,850

Fair value is calculated using the settlement price for the CERFs on the CME on March 31, 2007, which was $609.50 per contract, and the $100 multiplier applicable under the contract terms.

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

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the value of the CERFs, any commodities underlying the Index or the S&P GSCI-ER, or any assets posted as margin. Because of the 100% margin requirement applicable to the Investing Pool’s CERF positions, the market risk associated with the Investing Pool’s CERF position is limited to the amount of cash and short-term or similar securities posted as margin.

Item 4.	Controls and Procedures

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and Investing Pool had any officers, and with the participation of the Trustee and the Investing Pool, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Investing Pool have been effective as of the end of the period covered by this report.

There were no changes in the Trust’s and Investing Pool’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and Investing Pool’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s registration statement on Form S-1 (No. 333-142259), proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or short-term or similar securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	For the quarter ended March 31, 2007, 21 Baskets (1,050,000 Shares) have been created, and 6 Baskets (300,000 Shares) have been redeemed as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
01/01/07 to 01/31/07	—	—
02/01/07 to 02/28/07	300,000	$39.45
03/01/07 to 03/31/07	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Trust Agreement*

4.2	Limited Liability Company Agreement*

4.3	Form of Authorized Participant Agreement*

10.1	Investment Advisory Agreement*

10.2	Form of Sublicense Agreement**

10.3	Form of Sublicense Agreement**

10.4	Form of Futures Commission Merchant Agreement**

31.1	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® S&P GSCI™ Commodity-Indexed Trust.

31.2	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® S&P GSCI™ Commodity-Indexed Trust.

31.3	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC.

31.4	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC.

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on July 14, 2006.
**	Incorporated by reference to our Registration Statement Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on April 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on their behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International, Inc.
Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust
(Registrant)
Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
(Co-Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: May 15, 2007

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: May 15, 2007

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.