Form 10-Q
period 2007-06-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2007-08-14
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file numbers:	001-32947 (Registrant)
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

Yes  ☐    No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	iShares® S&P GSCI™ Commodity-Indexed Trust

	Statements of Financial Condition at June 30, 2007 (Unaudited) and December 31, 2006	1

	Statement of Operations (Unaudited) for the three and six months ended June 30, 2007	2

	Statement of Changes in Shareholders’ Capital for the six months ended June 30, 2007 (Unaudited) and the period from July 10, 2006 (Commencement of Operations) to December 31, 2006	3

	Statement of Cash Flows (Unaudited) for the six months ended June 30, 2007	4

	Notes to Financial Statements (Unaudited)	5

	iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Statements of Financial Condition at June 30, 2007 (Unaudited) and December 31, 2006	8

	Statement of Operations (Unaudited) for the three and six months ended June 30, 2007	9

	Statement of Changes in Members’ Equity for the six months ended June 30, 2007 (Unaudited) and the period from July 10, 2006 (Commencement of Operations) to December 31, 2006	10

	Statement of Cash Flows (Unaudited) for the six months ended June 30, 2007	11

	Schedule of Investments (Unaudited) as of June 30, 2007	12

	Notes to Financial Statements (Unaudited)	13

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

June 30, 2007 (Unaudited) and

December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed
Investing Pool LLC, at equity method	$264,933,323	$143,425,669

Total Assets	$264,933,323	$143,425,669

LIABILITIES AND SHAREHOLDERS’ CAPITAL
Commitments and Contingent liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 6,250,000 issued and outstanding on June 30, 2007 and 3,600,000 issued and outstanding on December 31, 2006 (at redemption value)	264,933,323	143,425,669
Total Shareholders’ Capital	264,933,323	143,425,669

TOTAL LIABILITIES AND SHAREHOLDERS’ CAPITAL	$264,933,323	$143,425,669

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statement of Operations

For the three and six months ended June 30, 2007 (Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$2,669,978	$4,695,564

Total investment income	2,669,978	4,695,564

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	399,065	697,340
Brokerage commissions	216	360

Total expenses	399,281	697,700

Net investment income	2,270,697	3,997,864

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized loss on short-term investments	—	(119)
Net realized loss on futures contracts	(485,323)	(1,963,934)
Net increase in unrealized gain on futures contracts	1,964,411	12,877,672

Net realized and unrealized gain	1,479,088	10,913,619

Net gain	$3,749,785	$14,911,483

Net gain per share	$0.73	$3.20

Weighted average shares outstanding	5,160,989	4,661,111

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statement of Changes in Shareholders’ Capital

For the six months ended June 30, 2007 (Unaudited) and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Six Months Ended June 30, 2007	July 10, 2006 to December 31, 2006
Shareholders’ capital, beginning of period	$143,425,669	$—
Contributions	122,918,875	172,182,805
Redemptions	(16,322,704)	(15,765,073)
Net investment income	3,997,864	1,462,513
Net realized gain (loss) on short term investments	(119)	10,710
Net realized loss on futures contracts	(1,963,934)	(718,710)
Net increase in unrealized gain (loss) on futures contracts	12,877,672	(13,746,576)

Shareholders’ capital, end of period	$264,933,323	$143,425,669

Net asset value per share, end of period	$42.39	$39.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statement of Cash Flows

For the six months ended June 30, 2007 (Unaudited)

Cash flows from operating activities
Net gain	$14,911,483
Adjustments to reconcile net gain to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(121,507,654)

Net cash used in operating activities	(106,596,171)

Cash flows from financing activities
Contributions	122,918,875
Redemptions	(16,322,704)

Net cash provided by financing activities	106,596,171

Net increase in cash and cash equivalents	—

Cash and cash equivalents
Beginning of period	—

End of period	$—

See notes to financial statements.

ISHARES® S&P GSCI™ COMMODITY-INDEXED TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

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

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

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

At June 30, 2007, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Income Taxes

The Trust is not an association taxable as a corporation for federal, state and local income tax purposes.

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

E.	Net Asset Value and Financial Highlights

The Trust is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2007 to June 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An individual investor s return and ratios may vary based on the timing of capital transactions.

Net asset value per share, beginning of period	$39.84
Net investment income	0.86
Net realized and unrealized gain (loss)	1.69
Net increase in net assets from operations	2.55
Net asset value per share, end of period	$42.39

Ratio to average net assets (i):
Net investment income	4.32%
Expenses	0.75%

Total Return, at net asset value (ii)	6.40%

(i): Percentages are annualized.

(ii): Percentages are not annualized.

F.	Distributions

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

On June 30, 2007, the Trust had 6,250,000 Shares outstanding.

4.	TRUST EXPENSE

The Trust is not expected to bear any ordinary recurring expenses. The Sponsor has agreed to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware trustee, Trust administrator and processing agent, (2) New York Stock Exchange listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, including applicable SEC registration fees.

5.	RELATED PARTIES

The Sponsor, the Manager and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Manager is paid by the Investing Pool and that fee is an indirect expense of the Trust.

6.	INDEMNIFICATION

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries are entitled to be indemnified by the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

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

Statements of Financial Condition

June 30, 2007 (Unaudited) and

December 31, 2006

	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$13,773,349	$83,656
Short-term investments, at amortized cost (Note 2D)	249,727,504	144,725,137
Receivable for open futures contracts	1,601,730	—
Interest receivable	4,604	358

Total Assets	$265,107,187	$144,809,151

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Management fee payable	$152,265	$91,255
Payable for open futures contracts	—	1,271,926

Total Liabilities	152,265	1,363,181

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	21,599	20,301
Limited member	264,933,323	143,425,669

Total Members’ Equity	264,954,922	143,445,970

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$265,107,187	$144,809,151

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the three and six months ended June 30, 2007 (Unaudited)

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Investment Income
Interest	$2,670,241	$4,696,076

Total investment income	2,670,241	4,696,076

Expenses
Management fee	399,104	697,416
Brokerage commissions	216	360

Total expenses	399,320	697,776

Net investment income	2,270,921	3,998,300

Realized and Unrealized Gain (Loss)
Net realized loss on short-term investments	—	(119)
Net realized loss on futures contracts	(485,380)	(1,964,170)
Net increase in unrealized gain on futures contracts	1,964,520	12,878,770

Net realized and unrealized gain	1,479,140	10,914,481

Net gain	$3,750,061	$14,912,781

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the six months ended June 30, 2007 (Unaudited) and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970
Contributions	—	122,918,875	122,918,875
Redemptions	—	(16,322,704)	(16,322,704)
Net investment income	436	3,997,864	3,998,300
Net realized loss on short-term investments	—	(119)	(119)
Net realized loss on futures contracts	(236)	(1,963,934)	(1,964,170)
Net increase in unrealized gain on futures contracts	1,098	12,877,672	12,878,770

Members’ equity, June 30, 2007 (Unaudited)	$21,599	$264,933,323	$264,954,922

	General Member	Limited Member	Total Members’ Equity
Members’ equity, July 10, 2006 (Commencement of Operations)	$—	$—	$—
Contributions	25,000	172,182,805	172,207,805
Redemptions	—	(15,765,073)	(15,765,073)
Net investment income	465	1,462,513	1,462,978
Net realized gain on short-term investments	8	10,710	10,718
Net realized loss on futures contracts	(18)	(718,710)	(718,728)
Net increase in unrealized loss on futures contracts	(5,154)	(13,746,576)	(13,751,730)

Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statement of Cash Flows

For the six months ended June 30, 2007 (Unaudited)

Cash flows from operating activities
Net gain	$14,912,781
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(295,289,039)
Sales of short-term investments	194,849,263
Accretion of discount	(4,562,710)
Net realized loss on short-term investments	119
Increase (decrease) in operating assets and liabilities:
Receivable for open futures contracts	(1,601,730)
Interest receivable	(4,246)
Management fee payable	61,010
Payable for open futures contracts	(1,271,926)

Net cash used in operating activities	(92,906,478)

Cash flows from financing activities
Contributions	122,918,875
Redemptions	(16,322,704)

Net cash provided by financing activities	106,596,171

Net increase in cash and cash equivalents	13,689,693

Cash and cash equivalents
Beginning of period	83,656

End of period	$13,773,349

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

June 30, 2007 (Unaudited)

Face Amount	Security Description	Amortized Cost
	United States Treasury Bills - 94.25%*
$33,417,000	4.95% due 8/2/07	$33,270,068
44,568,000	4.87% - 4.91% due 8/30/07	44,205,906
6,235,000	4.89% due 9/6/07	6,178,233
35,145,000	4.79% - 4.87% due 10/4/07	34,696,262
48,565,000	4.60% - 4.68% due 11/1/07	47,792,134
50,280,000	4.70% - 4.75% due 12/6/07	49,233,400
35,105,000	4.67% - 4.70% due 12/13/07	34,351,501

	Total United States Treasury Bills	$249,727,504

*	Percentage is based on members’ equity.

See notes to financial statements.

ISHARES® S&P GSCI™ COMMODITY-INDEXED INVESTING POOL LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007

1.	ORGANIZATION

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called “CERFs” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Investing Pool’s expenses.

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

CERFs are valued at fair value in accordance with Financial Accounting Standards Statement No. 133, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

C.	Cash and Cash Equivalents

The Investing Pool defines cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Short-Term Investments

Short-term investments on the statement of financial condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at amortized cost.

E.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

F.	Income Taxes

The Investing Pool is not an association taxable as a corporation and is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Investing Pool is not subject to income taxes. Holders of interests in the Investing Pool are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

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

H.	Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2007 to June 30, 2007. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment income	4.34%
Expenses	0.76%
Total Return	6.84%

3.	OFFERING OF THE INVESTING POOL INTERESTS

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

The Manager pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Investing Pool. In return, the Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool. The Manager has also paid the costs of the Investing Pool’s organization.

5.	RELATED PARTIES

Barclays Global Investors International, Inc., is the “Manager” of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

6.	INDEMNIFICATION

The Trust, the Manager and any officers, agents and delegates of the Investing Pool (the “Indemnitees”) are entitled to indemnification from the Investing Pool for any loss, damage, claim or expense (including reasonable attorney’s fees) incurred by any Indemnitee by reason of any act or omission performed or omitted by such Indemnitee on behalf of the Investing Pool, unless such act or omission is the result of such Indemnitee’s gross negligence, bad faith or willful misconduct, and provided that such indemnity shall be provided out of, and only to the extent of, the Investing Pool’s assets.

7.	COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8.	INVESTING IN CERFS

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of June 30, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
4,329	March 2011	$264,458,610	$872,960

As of December 31, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
2,443	March 2011	$143,281,950	$13,751,730

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee, the Delaware trustee or any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the Trust, is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Substantially all of the assets of the Trust consist of its holdings of the limited liability company interests of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the Investing Pool. The Investing Pool holds long positions in futures contracts, called CERFs, on the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International Inc., or BGII, is the Sponsor of the Trust, and Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, and are operated by BGII, a commodity pool operator registered with the Commodity Futures Trading Commission. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer additional Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only institutions that become Authorized Participants may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on the New York Stock Exchange under the symbol “GSG.”

Valuation of CERFs; Computation of Trust’s Net Asset Value.

On each business day on which the New York Stock Exchange is open for regular trading, as soon as practicable after the close of regular trading of the Shares on the New York Stock Exchange (normally, 4:15 P.M., New York City time), the Trustee determines the net asset value of the Trust and the net asset value per Share, or NAV, as of that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

The Manager values the Investing Pool’s long position in CERFs on the basis of that day’s announced CME settlement price for the CERF. The value of the Investing Pool’s CERF position (including any related margin) equals the product of (a) the number of CERF contracts owned by the Investing Pool and (b) the settlement price on the date of calculation. If there is no announced CME settlement price for the CERF on a business day, the Manager uses the most recently announced CME settlement price unless the Manager determines that such price is inappropriate as a basis for evaluation. The daily settlement price for the CERF is established by the CME shortly after the close of trading in Chicago on each trading day.

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

Once the value of the Trust’s Investing Pool interests has been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day) on the date of calculation.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2007 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs and cash and short-term or similar securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and short-term or similar securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to greatly impact the value of the Shares. The value of the CERFs is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The market risk associated with the Investing Pool’s CERF positions is limited to the amount of cash and short-term or similar securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the liquidity of the CERF market and activities of other market participants.

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME clearinghouse, which serves as the counterparty to each CERF position, and of a default by its clearing futures commission merchant. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any short-term or similar securities posted as margin.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and the Investing Pool’s financial positions and results of operations. These estimates and assumptions affect the Trust’s and the Investing Pool’s application of accounting policies. Please refer to Note 2 to the financial statements of the Trust and the Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

Results of Operations

The Quarter Ended June 30, 2007

Net Asset Value of the Trust

The Trust’s net asset value grew from $182,023,875 at March 31, 2007 to $264,933,323 at June 30, 2007. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 4,350,000 at March 31, 2007 to 6,250,000 at June 30, 2007 due to 2,000,000 Shares (40 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from March 31, 2007 to June 30, 2007, which price increased from $609.50 per CERF to $610.90 per CERF, a 0.23% increase.

The Six Months Ended June 30, 2007

Net Asset Value of the Trust

The Trust’s net asset value grew from $143,425,669 at December 31, 2006 to $264,933,323 at June 30, 2007. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 at December 31, 2006 to 6,250,000 at June 30, 2007 due to 3,050,000 Shares (61 Baskets) being created and 400,000 Shares (8 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2006 to June 30, 2007, which price increased from $586.50 per CERF to $610.90 per CERF, a 4.16% increase.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2007, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	4,329
Expiration Date:	March 2011
Weighted Average Price per Contract:	$612.92
Fair Value:	$264,458,610

Fair value is calculated using the settlement price for the CERFs on the CME on June 30, 2007, which was $610.90 per contract, and the $100 multiplier applicable under the contract terms.

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

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and Investing Pool had any officers, and with the participation of the Trustee and the Investing Pool administrator, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Investing Pool were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust and the Investing Pool file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and Investing Pool had any officers, as appropriate to allow timely decisions regarding required disclosure. Such officers have concluded that the disclosure controls and procedures of the Trust and the Investing Pool were effective even though they failed to detect a miscalculation, caused by human error, of the Aggregate Gross Capital Subscriptions of the Trust as of March 31, 2007, which was reported in accordance with CFTC regulations in the prospectus dated May 11, 2007 (filed with the SEC on May 14, 2007). Upon discovering the error, which in the context of an open-end investment vehicle such as the Trust is not believed to be material in any event, the source of the error was investigated and steps were taken to avoid the recurrence of similar errors.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

There were no changes in the Trust’s and Investing Pool’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and Investing Pool’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not Applicable

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or short-term or similar securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended June 30, 2007, 40 Baskets (2,000,000 Shares) have been created, and 2 Baskets (100,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
04/01/07 to 04/30/07	100,000	$41.55
05/01/07 to 05/31/07	—	—
06/01/07 to 06/30/07	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® GSCI® Commodity-Indexed Trust*

3.2	Amended and Restated Certificate of Formation of iShares® GSCI® Commodity-Indexed Investing Pool LLC*

4.1	Trust Agreement**

4.2	Limited Liability Company Agreement**

4.3	Form of Authorized Participant Agreement**

10.1	Investment Advisory Agreement**

10.2	Form of Sublicense Agreement***

10.3	Form of Sublicense Agreement***

10.4	Form of Futures Commission Merchant Agreement***

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.
**	Incorporated by reference to the registrants’ Registration Statement on Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on July 14, 2006.
***	Incorporated by reference to the registrants’ Registration Statement Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on May 26, 2006.

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

Date: August 14, 2007

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: August 14, 2007

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.