Form 10-Q
period 2007-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2007-11-13
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file numbers: 001-32947 (Registrant)

001-32948 (Co-Registrant)

iShares® S&P GSCI™ Commodity-Indexed Trust

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

51-6573369 (Registrant)
Delaware	34-2061331 (Co-Registrant)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

Yes  ☐     No  ☒

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	iShares® S&P GSCI™ Commodity-Indexed Trust

	Statements of Financial Condition at September 30, 2007 (Unaudited) and December 31, 2006	1

	Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and the period from July 10, 2006 (Commencement of Operations) to September 30, 2006	2

	Statements of Changes in Shareholders’ Capital (Unaudited) for the nine months ended September 30, 2007 and the period from July 10, 2006 (Commencement of Operations) to December 31, 2006	3

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and the period from July 10, 2006 (Commencement of Operations) to September 30, 2006	4

	Notes to Financial Statements (Unaudited)	5

	iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Statements of Financial Condition at September 30, 2007 (Unaudited) and December 31, 2006	9

	Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007 and the period from July 10, 2006 (Commencement of Operations) to September 30, 2006	10

	Statements of Changes in Members’ Equity (Unaudited) for the nine months ended September 30, 2007 and the period from July 10, 2006 (Commencement of Operations) to December 31, 2006	11

	Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2007 and the period from July 10, 2006 (Commencement of Operations) to September 30, 2006	12

	Schedule of Investments (Unaudited) as of September 30, 2007	13

	Notes to Financial Statements (Unaudited)	14

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

September 30, 2007 (Unaudited) and

December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed
Investing Pool LLC, at equity method	$366,767,854	$143,425,669

Total Assets	$366,767,854	$143,425,669

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized - 7,800,000 issued and outstanding on September 30, 2007 and 3,600,000 issued and outstanding on December 31, 2006 (at redemption value)	366,767,854	143,425,669

Total Shareholders’ Capital	366,767,854	143,425,669

Total Liabilities and Shareholders’ Capital	$366,767,854	$143,425,669

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2007 and the period from

July 10, 2006 (Commencement of Operations) to September 30, 2006

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	July 10, 2006 to September 30, 2006
Investment Income Allocated From iShares® S&P
GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$3,899,400	$8,594,964	$381,662

Total investment income	3,899,400	8,594,964	381,662

Expenses Allocated From iShares® S&P GSCI™
Commodity-Indexed Investing Pool LLC
Management fee	601,267	1,298,607	53,956
Brokerage commissions	308	668	500

Total expenses	601,575	1,299,275	54,456

Net investment income	3,297,825	7,295,689	327,206

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing
Pool LLC
Net realized gain on short-term investments	1,570	1,451	10,226
Net realized loss on futures contracts	(1,180,557)	(3,144,491)	(718,712)
Net increase (decrease) in unrealized gain (loss) on futures contracts	31,050,067	43,927,739	(5,859,782)

Net realized and unrealized gain (loss)	29,871,080	40,784,699	(6,568,268)

Net gain (loss)	$33,168,905	$48,080,388	$(6,241,062)

Net gain (loss) per share	$4.55	$8.66	$(8.55)

Weighted-average shares outstanding	7,288,587	5,549,816	730,357

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the nine months ended September 30, 2007 and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Nine Months Ended September 30, 2007	July 10, 2006 to December 31, 2006
Shareholders’ capital, beginning of period	$143,425,669	$—
Contributions	200,031,419	172,182,805
Redemptions	(24,769,622)	(15,765,073)
Net investment income	7,295,689	1,462,513
Net realized gain on short-term investments	1,451	10,710
Net realized loss on futures contracts	(3,144,491)	(718,710)
Net increase (decrease) in unrealized gain (loss) on futures contracts	43,927,739	(13,746,576)

Shareholders’ capital, end of period	$366,767,854	$143,425,669

Net asset value per share, end of period	$47.02	$39.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2007 and

the period from July 10, 2006 (Commencement of Operations)

to September 30, 2006

	Nine Months Ended September 30, 2007	July 10, 2006 to September 30, 2006
Cash flows from operating activities
Net gain (loss)	$48,080,388	$(6,241,062)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™
Commodity-Indexed Investing Pool LLC	(223,342,185)	(56,782,638)

Net cash used in operating activities	(175,261,797)	(63,023,700)

Cash flows from financing activities
Contributions	200,031,419	78,788,773
Redemptions	(24,769,622)	(15,765,073)

Net cash provided by financing activities	175,261,797	63,023,700

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2007

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Amended and Restated Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company, the Delaware trustee. The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called “CERFs” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commissions, or “CFTC,” and are operated by Barclays Global Investors International, Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International, Inc. is an indirect subsidiary of Barclays Bank PLC.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2007

At September 30, 2007, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Income Taxes

The Trust is not an association taxable as a corporation for federal, state and local income tax purposes.

On September 12, 2007, the Sponsor, the Trustee and the Delaware Trustee entered into an Amended and Restated Trust Agreement with respect to the Trust. The Amended and Restated Trust Agreement, amended and restated in its entirety the Trust Agreement, dated as of July 7, 2006, among the Sponsor, the Administrative Trustee and the Delaware Trustee, to add certain tax-related provisions relating to the filing of a partnership tax return by the Trust. The Amended and Restated Trust Agreement does not alter the economic rights of investors in the Trust. Rather, it changes only the form of tax reporting investors will receive from the Trust. As a result of the filing of a partnership tax return by the Trust, investors will receive tax reporting information with respect to their investments in the Trust on IRS Schedule K-1 rather than IRS Form 1099.

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

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2007

On September 30, 2007, the Trust had 7,800,000 Shares outstanding.

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

6 - Indemnification

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries are entitled to be indemnified by the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Amended and Restated Trust Agreement or any actions taken in accordance with the provisions of the Amended and Restated Trust Agreement and incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Amended and Restated Trust Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2007

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2007 to September 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$39.84
Net investment income	1.31
Net realized and unrealized gain (loss)	5.87
Net increase in net assets from operations	7.18
Net asset value per Share, end of period	$47.02

Ratio to average net assets (i):
Net investment income	4.20%
Expenses	0.75%
Total Return, at net asset value (ii)	18.02%

(i): Percentages are annualized.
(ii): Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

September 30, 2007 (Unaudited) and

December 31, 2006

	September 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$32,885,008	$83,656
Short-term investments, at amortized cost (Note 2D)	338,576,104	144,725,137
Interest receivable	14,660	358

Total Assets	$371,475,772	$144,809,151

Liabilities and Members’ Equity
Current Liabilities
Payable for open futures contracts	$4,477,200	$1,271,926
Management fee payable	206,758	91,255

Total Liabilities	4,683,958	1,363,181

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	23,960	20,301
Limited member	366,767,854	143,425,669

Total Members’ Equity	366,791,814	143,445,970

Total Liabilities and Members’ Equity	$371,475,772	$144,809,151

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2007

and the period from July 10, 2006 (Commencement of Operations)

to September 30, 2006

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	July 10, 2006 to September 30, 2006
Investment Income
Interest	$3,899,673	$8,595,749	$381,942

Total investment income	3,899,673	8,595,749	381,942

Expenses
Management fee	601,309	1,298,725	53,996
Brokerage commissions	308	668	502

Total expenses	601,617	1,299,393	54,498

Net investment income	3,298,056	7,296,356	327,444

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	1,570	1,451	10,234
Net realized loss on futures contracts	(1,180,640)	(3,144,810)	(718,730)
Net increase (decrease) in unrealized gain (loss) on futures contracts	31,052,280	43,931,050	(5,863,577)

Net realized and unrealized gain (loss)	29,873,210	40,787,691	(6,572,073)

Net gain (loss)	$33,171,266	$48,084,047	$(6,244,629)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity (Unaudited)

For the nine months ended September 30, 2007 and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970
Contributions	—	200,031,419	200,031,419
Redemptions	—	(24,769,622)	(24,769,622)
Net investment income	667	7,295,689	7,296,356
Net realized gain on short-term investments	—	1,451	1,451
Net realized loss on futures contracts	(319)	(3,144,491)	(3,144,810)
Net increase in unrealized gain on futures contracts	3,311	43,927,739	43,931,050

Members’ equity, September 30, 2007 (Unaudited)	$23,960	$366,767,854	$366,791,814

	General Member	Limited Member	Total Members’ Equity
Members’ equity, July 10, 2006 (Commencement of Operations)	$—	$—	$—
Contributions	25,000	172,182,805	172,207,805
Redemptions	—	(15,765,073)	(15,765,073)
Net investment income	465	1,462,513	1,462,978
Net realized gain on short-term investments	8	10,710	10,718
Net realized loss on futures contracts	(18)	(718,710)	(718,728)
Net increase in unrealized loss on futures contracts	(5,154)	(13,746,576)	(13,751,730)

Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2007

and the period from July 10, 2006 (Commencement of Operations)

to September 30, 2006

	Nine Months Ended September 30, 2007	July 10, 2006 to September 30, 2006
Cash flows from operating activities
Net gain (loss)	$48,084,047	$(6,244,629)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(464,652,971)	(74,952,115)
Sales of short-term investments	279,054,560	20,292,703
Accretion of discount	(8,251,105)	(378,055)
Net realized gain on short-term investments	(1,451)	(10,234)
Increase (decrease) in operating assets and liabilities:
Receivable for open futures contracts	—	(353,340)
Interest receivable	(14,302)	(585)
Management fee payable	115,503	27,399
Payable for open futures contracts	3,205,274	—

Net cash used in operating activities	(142,460,445)	(61,618,856)

Cash flows from financing activities
Contributions	200,031,419	78,813,773
Redemptions	(24,769,622)	(15,765,073)

Net cash provided by financing activities	175,261,797	63,048,700

Net increase in cash and cash equivalents	32,801,352	1,429,844

Cash and cash equivalents
Beginning of period	83,656	—

End of period	$32,885,008	$1,429,844

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

September 30, 2007 (Unaudited)

Face Amount	Security Description	Amortized Cost
	United States Treasury Bills - 92.31%*
$35,145,000	4.79% - 4.87% due 10/4/07	$35,130,828
48,565,000	4.60% - 4.68% due 11/1/07	48,370,212
50,280,000	4.70% - 4.75% due 12/6/07	49,842,812
35,105,000	4.67% - 4.70% due 12/13/07	34,771,635
21,540,000	4.77% due 12/27/07	21,291,958
70,342,000	4.71% - 4.84% due 1/03/08	69,465,734
38,553,000	3.91% due 2/07/08	38,012,840
29,135,000	3.86% - 4.14% due 2/21/08	28,681,345
13,235,000	3.92% due 3/06/08	13,008,740

	Total United States Treasury Bills	$338,576,104

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

September 30, 2007

1 - Organization

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

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2007

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

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2007

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

4 - Pool Expenses

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

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2007

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2007 to September 30, 2007. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment income (i)	4.25%
Expenses (i)	0.76%
Total Return (ii)	18.20%

(i): Percentages are annualized.
(ii): Percentage is not annualized.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of September 30, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
5,460	March 2011	$366,256,800	$30,179,320

As of December 31, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
2,443	March 2011	$143,281,950	$13,751,730

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee or the Delaware trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the Trust, is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Substantially all of the assets of the Trust consist of its holdings of the limited liability company interests of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the Investing Pool. The Investing Pool holds long positions in futures contracts, called CERFs, on the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International, Inc., or BGII, is the Sponsor of the Trust, and Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, and are operated by BGII, a commodity pool operator registered with the Commodity Futures Trading Commission. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only institutions that become Authorized Participants may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

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

Results of Operations

The Quarter Ended September 30, 2007

Net Asset Value of the Trust

The Trust’s net asset value grew from $264,933,323 at June 30, 2007 to $366,767,854 at September 30, 2007. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 6,250,000 at June 30, 2007 to 7,800,000 at September 30, 2007 due to 1,750,000 Shares (35 Baskets) being created and 200,000 Shares (4 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from June 30, 2007 to September 30, 2007, which price increased from $610.90 per CERF to $670.80 per CERF, a 9.81% increase.

The Nine Months Ended September 30, 2007

Net Asset Value of the Trust

The Trust’s net asset value grew from $143,425,669 at December 31, 2006 to $366,767,854 at September 30, 2007. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 at December 31, 2006 to 7,800,000 at September 30, 2007 due to 4,800,000 Shares (96 Baskets) being created and 600,000 Shares (12 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2006 to September 30, 2007, which price increased from $586.50 per CERF to $670.80 per CERF, a 14.37% increase.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2007 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs and cash and short-term or similar securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

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

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2007, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	5,460
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$615.53
Fair Value:	$366,256,800

Fair value is calculated using the settlement price for the CERFs on the CME on September 30, 2007, which was $670.80 per contract, and the $100 multiplier applicable under the contract terms.

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

Not Applicable.

Part II – Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

No material changes to Risk Factors since last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or short-term or similar securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended September 30, 2007, 35 Baskets (1,750,000 Shares) have been created, and 4 Baskets (200,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
07/01/07 to 07/31/07	—	—
08/01/07 to 08/31/07	200,000	$42.31
09/01/07 to 09/30/07	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Trust of iShares® GSCI® Commodity-Indexed Trust*

3.2	Amended and Restated Certificate of Formation of iShares® GSCI® Commodity-Indexed Investing Pool LLC*

4.1	Amended and Restated Trust Agreement**

4.2	Limited Liability Company Agreement***

4.3	Form of Authorized Participant Agreement***

10.1	Investment Advisory Agreement***

10.2	Form of Sublicense Agreement****

10.3	Form of Sublicense Agreement****

10.4	Form of Futures Commission Merchant Agreement****

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.
**	Incorporated by reference to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.
***	Incorporated by reference to the registrants’ Registration Statement on Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on July 14, 2006.
****	Incorporated by reference to the registrants’ Registration Statement Form S-1/A (No. 333-126810) filed with the Securities and Exchange Commission on May 26, 2006.

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

Date: November 13, 2007

/s/ MICHAEL A. LATHAM
Michael A. Latham Chief Financial Officer (Principal financial officer)

Date: November 13, 2007

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.