Form 10-K
period 2007-12-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2008-03-14
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

(415) 597-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares (Units of Beneficial Interest)	NYSE Arca, Inc.
(Title of class)	(Name of exchange on which registered)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒ (Registrant)

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of June 29, 2007, the registrant had 8,750,000 shares outstanding. The aggregate market value of the shares held by non-affiliates was approximately $264,937,500. As of February 1, 2008 the registrant had 9,200,000 shares outstanding and the aggregate market value of the shares held by non-affiliates was approximately $468,464,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST AND INVESTING POOL FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

i

Part I

Item 1.	Business.

Summary

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the Trust, is a Delaware statutory trust formed on July 7, 2006. The Trust issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the Investing Pool. The Investing Pool is a Delaware limited liability company formed on July 7, 2006. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, called CERFs. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities.

Barclays Global Investors International, Inc., or BGII, is the Sponsor of the Trust and the Manager of the Investing Pool. Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or CFTC, and are operated by BGII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash, referred to as Short-Term Securities) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called Authorized Participants, that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

The activities of the Trust are limited to:

(1) issuing Baskets in exchange for CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash),

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

The activities of the Investing Pool are limited to:

(1) issuing Investing Pool Interests to the Trust in return for CERFs and cash or Short-Term Securities,

(2) paying out of Investing Pool assets any expenses and liabilities not assumed by the Manager, and

(3) delivering proceeds consisting of CERFs, cash and Short-Term Securities in exchange for Investing Pool Interests surrendered for redemption.

To the extent that the Investing Pool accepts proceeds from the Trust in the form of cash rather than CERFs and other assets, the Investing Pool will use that cash to purchase additional CERFs, in an amount that the Advisor determines will enable the Investing Pool to achieve investment results that correspond with the Index, and to collateralize those CERFs.

Barclays Global Fund Advisors, or the Advisor, which is a commodity trading advisor registered with the CFTC, acts as the commodity trading advisor for the Investing Pool. The Advisor enters into long positions in CERFs and posts cash and Short-Term Securities as collateral on behalf of the Investing Pool.

The Sponsor maintains an Internet website at www.ishares.com, through which monthly account statements and the registrants’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additional information regarding the Trust and the Investing Pool may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective of the Trust and the Investing Pool

The investment objective of the Trust is to seek investment results, through the Trust’s investment in the Investing Pool, that correspond generally, but are not necessarily identical, to the performance of the Index, before payment of expenses and liabilities of the Trust and the Investing Pool. The Investing Pool holds long positions in CERFs, which are futures contracts listed on the Chicago Mercantile Exchange, or CME, that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, at that time.

CERFs are cash-settled futures contracts that settle approximately five years after their initial listing. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. Accordingly, a position in CERFs provides the holder with the positive or negative return on the S&P GSCI-ER during the period in which the position is held. For further discussion of the CERFs, see “Futures Contracts on the S&P GSCI-ER “ below.

The Investing Pool also earns interest on the assets used to collateralize its holdings of CERFs. The interest on the collateral deposited by the Investing Pool as margin, together with the returns from the CERFs, is expected to result in a total return for the Investing Pool that corresponds generally, but is not identical, to the Index.

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of CERFs, any commodities underlying the Index, or any assets posted as margin.

The Shares are intended to constitute a relatively cost-effective means of achieving investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative way of participating in the commodities market.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV will fluctuate primarily with changes in the market value of CERFs. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 P.M., New York City time, liquidity in the markets for the underlying commodities will be reduced whenever the principal markets for these contracts are closed, which usually occurs from 1:40 P.M. to 2:00 P.M. and from 4:00 P.M. to 5:00 P.M., Chicago time, for the CERFs. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Investing Pool Interests will be issued by the Investing Pool only to the Trust and the Manager. Because Investing Pool Interests, by their terms, may be held only by the Trust and the Manager, there will be no secondary market for Investing Pool Interests.

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the net asset value per Share, or NAV, as of 4:15 P.M., New York City time, on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

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

Once the value of the CERFs and interest earned on any assets posted as margin and any other assets of the Investing Pool has been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool administrator on its behalf, then calculates the value of the Trust’s Investing Pool Interests and provides this information to the Trustee. Once the value of the Trust’s Investing Pool Interests have been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation.

Trust Expenses

The Sponsor is obligated under the Trust Agreement to pay the following administrative, operational and marketing expenses:

(1) the fees of the Trustee, the Delaware Trustee, the Trust administrator and the processing agent,

(2) NYSE Arca listing fees,

(3) printing and mailing costs,

(4) audit fees,

(5) tax reporting costs,

(6) license fees and

(7) legal expenses up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses. The Sponsor paid the costs of the Trust’s organization and initial sale of Shares.

The Sponsor does not receive a fee in connection with its role as Sponsor. However, BGII receives an allocation in connection with its role as Manager of the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears. The Manager earned $2,091,684 for the year ended December 31, 2007.

The Sponsor and the Trustee can amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust Agreement.

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets. The Sponsor does not expect such commissions and fees to exceed $10,000 in any year.

The Trustee will also pay the following expenses out of the assets of the Trust:

•	any expenses of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expense of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of the Shares; and

•	any indemnification of the Sponsor.

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee in connection with the actions described in the second and third bullet points above, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements that were incurred by it before the Shares were publicly traded and (2) fees of agents for performing services that the Trustee is required under the Trust Agreement to perform.

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust Agreement.

Creation of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but only in Baskets of 50,000 Shares. Baskets will be typically issued only in exchange for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the Basket Amount for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day will have a per Share value equal to the NAV as of such day. However, orders received by the Trustee after 2:40 P.M., New York City time (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs on the CME on such day), will be treated as received on the next following Business Day. The Trustee will notify the Authorized Participants of the Basket Amount on each Business Day.

Before the Trust will issue any Baskets to an Authorized Participant, that Authorized Participant must deliver to the Trustee a creation order indicating the number of Baskets it intends to purchase and providing other details with respect to the procedures by which the Baskets will be transferred. The Trustee will acknowledge the creation order unless it or the Sponsor decides to refuse the order as described below.

Upon the transfer of (1) the required consideration of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) in the amounts, and to the accounts, specified by the Trustee, and (2) the Trustee’s transaction fee per Basket of $6.50 multiplied by the number of CERFs included in the Basket Amount, the Trustee will deliver the appropriate number of Baskets to the DTC account of the Authorized Participant. In limited circumstances and with the approval of the Sponsor, Baskets may be created for cash, in which case the Authorized Participant will be required to pay any additional issuance costs, including the costs to the Investing Pool of establishing the corresponding CERF position.

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

No Shares will be issued unless and until the Trustee receives confirmation that (1) the required consideration has been received in the account or accounts specified by the Trustee and (2) the Manager confirms that Investing Pool Interests with an initial value equal to the consideration received for the Shares have been issued to the Trust. It is expected that delivery of the Shares will be made against transfer of consideration on the next Business Day following the Business Day on which the creation order is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee has not received the required consideration for the Shares to be delivered on the delivery date, by 11:00 A.M., New York City time, the Trustee may cancel the creation order.

The Trustee has the absolute right to reject any creation order, including, without limitation, (1) creation orders that the Trustee has determined are not in proper form, (2) creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, the Investing Pool or the Shareholders, or (3) creation orders the acceptance of which would, in the opinion of counsel to the Trustee or the Sponsor, result in a violation of law. Neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

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

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a request indicating the number of Baskets it intends to redeem and providing other details with respect to the procedures by which the required Basket Amount will be transferred. The Trustee will acknowledge the redemption order unless it or the Sponsor decides to refuse the redemption order as described below.

After the delivery by the Authorized Participant to the Trustee’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee will deliver to the order of the redeeming Authorized Participant redemption proceeds consisting of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption a transaction fee per Basket equal to $6.50 multiplied by the number of CERFs included in the Basket Amount. In limited circumstances and with the approval of the Trustee, Baskets may be redeemed for cash, in which case the Authorized Participant will be required to pay any additional redemption costs, including the costs to the Investing Pool of liquidating the corresponding CERF position. The Trust will receive these redemption proceeds pursuant to the Trust’s contemporaneous redemption of Investing Pool Interests of corresponding value. Shares can be surrendered for redemption only in Baskets.

It is expected that delivery of the CERFs, cash or Short-Term Securities to the redeeming Shareholder will be made against transfer of the Baskets on the next Business Day following the Business Day on which the redemption request is received by the Trustee. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 A.M., New York City time, on the delivery date, the Trustee may cancel the redemption order.

The Trustee has the absolute right to reject any redemption order, including, without limitation, (1) redemption orders that the Trustee has determined are not in proper form, (2) redemption orders the acceptance of which would, in the opinion of counsel to the Trustee or the Sponsor, result in a violation of law, or (3) during any period in which circumstances make transactions in, or settlement or delivery of, CERFs impossible or impractical. Neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a redemption order.

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

Investing Pool Agreement

The Investing Pool is governed by the Investing Pool Agreement, entered into between the Trust and BGII, as members. BGII serves as Manager under the Investing Pool Agreement and, as such, is responsible for the administration of the Investing Pool.

The Investing Pool issues Investing Pool Interests only to the Trust and the Manager, and neither the Trust nor the Manager may transfer Investing Pool Interests to any other person; provided that the Manager may transfer its Investing Pool Interests to any non-natural person that is an affiliate of the Manager. Each time Shares are created or redeemed, the Trust will contribute to the Investing Pool, or receive a distribution from the Investing Pool, in an amount equivalent to the Basket Amount it receives in connection with such creation or redemption. The Manager made an initial contribution of $25,000 to the Investing Pool.

The Manager has delegated some of the administration of the Investing Pool to Barclays Global Investors, N.A., the Administrator, which in turn has employed State Street Bank and Trust Company as the Investing Pool administrator to maintain various records and carry out various duties on behalf of the Investing Pool. Barclays Global Investors, N.A. has also employed PricewaterhouseCoopers LLP as the Tax Administrator to provide tax accounting and tax reporting services for the Trust and the Investing Pool.

The Manager will pay expenses that would otherwise be considered ordinary operating expenses of the Investing Pool (other than trading commissions). In recognition of its paying these expenses, as well as the ordinary operating expenses with respect to the Trust, for which Barclays Global Investors International, Inc. serves as Sponsor, the Manager receives a special allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears.

The Investing Pool has entered into a commodity trading advisor agreement with the Advisor, which provides the Advisor with discretionary authority to make all determinations with respect to the Investing Pool’s assets, subject to specified limitations. The Investing Pool has also entered into a futures commission merchant agreement that provides for the execution and clearing of transactions in futures, payment of commissions, custody of assets and other standard provisions. Goldman, Sachs & Co. is the Clearing FCM of the Investing Pool. The Investing Pool may employ other futures commission merchants for the execution of CERF transactions.

Goldman, Sachs & Co. and some of its affiliates trade the contracts comprising the S&P GSCI™, as well as the underlying commodities and other derivative instruments thereon, for their proprietary accounts and other accounts under their management. Goldman, Sachs & Co. and some of its affiliates may underwrite or issue other securities or financial instruments indexed to the S&P GSCI™ and related indices. These activities could present conflicts of interest and could adversely affect the value of the S&P GSCI™. There may be conflicts of interest between you and Goldman, Sachs & Co. See “Risk Factors – Risk Factors Relating to Conflicts of Interest – Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder”.

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

FUTURES CONTRACTS ON THE S&P GSCI-ER

The assets of the Investing Pool consist of CERFs and cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. CERFs are traded on the CME and were first listed and made available for trading on March 13, 2006. Consequently, CERFs have a limited trading history. Futures contracts and options on futures contracts on the S&P GSCI™, which does not reflect the excess return embedded in the S&P GSCI-ER, have been traded on the CME since 1992. CERFs are listed and traded separately from the S&P GSCI™ futures contracts and options on futures contracts.

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

CERFs are cash settled futures contracts that settle approximately five years after initial listing. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. On a daily basis, most market participants with positions in CERFs are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the CERF from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

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

The futures commission merchant, in turn, is required to deliver to the CME clearing house initial margin at a level generally expected to be from 3% to 7% and pledge to the clearing house, pursuant to a separate custody arrangement pursuant to CME rules, an amount equal to the remainder of the 100% margin amount posted by 100% margin participants. The separate custody arrangement will be an account with the FCM.

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

CERFs also differ from traditional futures contracts in another significant respect. In contrast to other types of futures contracts, which are typically listed with monthly, bimonthly or quarterly expirations, CERFs will be listed only with approximately five-year expirations. A buyer or seller of CERFs will be able to trade CERFs on the market maintained by the CME and will consequently be able to liquidate its position at any time, subject to the existence of a liquid market. If a party to a CERF wishes to hold its position to expiration, however, it will be necessary to maintain the position for up to five years. As a CERF nears expiration, it is anticipated, but there can be no assurance, that the CME will list an additional CERF with an approximately five-year expiration.

Creation and redemption of interests in the Trust, and the corresponding creation and redemption of interests in the Investing Pool, are generally effected through transactions in “exchanges of futures for physicals”, or “EFPs”. EFPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFP, the buyer of the futures contract sells the underlying commodity to the seller of the futures contract. In the context of CERFs, the CME permits the execution of EFPs consisting of simultaneous purchases (sales) of CERFs and sales (purchases) of Shares. This mechanism generally is used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) to the Trust in return for Shares. The Trust will simultaneously contribute to the Investing Pool the CERFs (and any cash or Short-Term Securities) received from an Authorized Participant in return for an increase in its Investing Pool Interests.

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

THE INDEX AND THE S&P GSCI-ER

This section contains a description of the Index and the S&P GSCI-ER . All information regarding the Index and the S&P GSCI-ER contained in this annual report, including its composition, method of calculation, changes in its components and historical performance, has been derived from publicly available information, including information published by Standard & Poor’s, or S&P, which is the Index Sponsor, but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the S&P GSCI-ER and the Index Sponsor.

The previous Index Sponsor, Goldman, Sachs & Co., sold its GSCI family of indices, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P effective May 2007. Prior to their acquisition by S&P, the S&P GSCI™ was known as the Goldman Sachs Commodity Index, the S&P GSCI-ER was known as the GSCI® Excess Return Index and the Index was known as the GSCI® Total Return Index.

GSCI® is currently a registered trademark of The McGraw-Hill Companies, Inc. S&P GSCI™ is a trademark of The McGraw-Hill Companies, Inc.

The Trust and Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index or any related indexes or subindexes to track the appropriate market performance. The Index Sponsor’s only relationship to BGII, Barclays Global Investors, N.A., the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BGII, Barclays Global Investors, N.A., the Investing Pool or the Trust. The Index Sponsor has no obligation to take the needs of Barclays Global Investors International, Inc., Barclays Global Investors, N.A., the Investing Pool, the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Investing Pool, the Shareholders or any other person or entity from use of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

The following information with respect to the Index and the S&P GSCI-ER reflects the policies of and is subject to change by the Index Sponsor. The Index Sponsor owns the copyright and other rights to the Index and the S&P GSCI-ER. The Index Sponsor has no obligation to consider your interests as a Shareholder and has no obligation to continue to publish, and may discontinue the publication of, the Index or the S&P GSCI-ER. The consequences of the Index Sponsor’s discontinuing the S&P GSCI-ER are described under “Risk Factors – Risk Factors Relating to CERFs and the S&P GSCI-ER”.

Current information regarding the market values of the Index and the S&P GSCI-ER is available from the Index Sponsor and numerous public sources. None of the Sponsor, the Trustee, the Delaware Trustee, the Trust or the Investing Pool makes any representation that publicly available information about the Index and the S&P GSCI-ER is accurate or complete. In addition, none of the Sponsor, the Trustee, the Delaware Trustee, the Trust or the Investing Pool accepts any responsibility for the calculation, maintenance or publication of, or for any error, omission or disruption in, the Index or the S&P GSCI-ER.

The Index and the S&P GSCI-ER were established in May 1991. The Index reflects the value of an investment in the S&P GSCI-ER together with a Treasury bill return. The S&P GSCI-ER reflects the returns that are potentially available through a rolling uncollateralized investment in the contracts comprising the S&P GSCI™.

Because futures contracts have scheduled expirations, or delivery months, as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in the next available delivery month. This process is referred to as “rolling” the position forward. The S&P GSCI-ER is designed to reflect the return from rolling each contract included in the S&P GSCI™ as it nears expiration into the next available delivery month. This is accomplished by selling the position in the first delivery month and purchasing a position of equivalent value in the second delivery month. If the price of the second contract is lower than the price of the first contract, the “rolling” process results in a greater quantity of the second contract being acquired for the same value. Conversely, if the price of the second contract is higher than the price of the first contract, the “rolling” process results in a smaller quantity of the second contract being acquired for the same value.

More specifically, the rolling of the contracts included in the S&P GSCI™ occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the S&P GSCI™ consists of futures contracts with the nearest expirations. The S&P GSCI™ is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the S&P GSCI™ is adjusted so that 20% of the contracts underlying the S&P GSCI™ held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the S&P GSCI™ composed entirely of contracts with the next nearest expirations. See”– Contract Daily Return”.

The S&P GSCI™ itself is an index on a production-weighted basket of principal physical commodities that satisfy specified criteria. The S&P GSCI™ reflects the level of commodity prices at a given time and is designed to be a measure of the performance over time of the markets for these commodities. The commodities represented in the S&P GSCI™ are those physical commodities on which active and liquid contracts are traded on trading facilities in major industrialized countries. The commodities included in the S&P GSCI™ are weighted, on a production basis, to reflect the relative significance (in the view of the Index Sponsor) of those commodities to the world economy. The fluctuations in the level of the S&P GSCI™ are intended generally to correlate with changes in the prices of those physical commodities in global markets. The value of the S&P GSCI™ has been normalized such that its hypothetical level on January 2, 1970 was 100.

The following is a summary of the composition of and the methodology used to calculate the S&P GSCI™ as of the date of this annual report. The methodology for determining the composition and weighting of the S&P GSCI™ and for calculating its value is subject to modification in a manner consistent with the purposes of the S&P GSCI™, as described below. The Index Sponsor makes the official calculations of the value of the S&P GSCI™. At present, this calculation is performed continuously and is reported on Reuters Page .SPGSCI and on Bloomberg page SPGSCI<index> and is updated at least once every three minutes during business hours on each day on which the S&P GSCI™ is calculated, referred to as an “S&P GSCI™ Business Day”. The settlement price for the S&P GSCI-ER is reported on Reuters Page .SPGSCIP and on Bloomberg page SPGSCIP<index> at the end of each S&P GSCI™ Business Day. If Reuters ceases to publish the value of the S&P GSCI™ or the settlement price of the S&P GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the value of the S&P GSCI™ and the settlement price of the S&P GSCI-ER so long as any Shares are outstanding.

In light of the rapid development of electronic trading platforms and the potential for significant shifts in liquidity between traditional exchanges and those platforms, the Index Sponsor may review both the procedures and criteria for determining the contracts to be included in the S&P GSCI™, as well as the procedures and criteria for evaluating available liquidity on an intra-year basis in order to provide S&P GSCI™ market participants with efficient access to new sources of liquidity and the potential for more efficient trading. In particular, the Index Sponsor may examine the conditions under which an instrument traded on an electronic platform, rather than a traditional futures contract traded on a traditional futures exchange, should be permitted to be included in the S&P GSCI™ and how the composition of the S&P GSCI™ should respond to rapid shifts in liquidity between those instruments and contracts currently included in the S&P GSCI™.

The Index Committee and Index Advisory Panel

The Index Sponsor has established an Index Committee to oversee the daily management and operations of the S&P GSCI™, and is responsible for all analytical methods and calculation in the indices. The Index Committee is comprised of three full-time professional members of S&P’s staff and two members of Goldman Sachs Group. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities, or other matters.

S&P considers information about changes to its indices and related matters to be potentially market moving and material. Therefore, all Index Committee discussions are confidential.

In addition, the Index Sponsor has established an Index Advisory Panel to assist it with the operation of the S&P GSCI™. The Index Advisory Panel meets on an annual basis and at other times at the request of the Index Committee. The principal purpose of the Index Advisory Panel is to advise the Index Committee with respect to, among other things, the calculation of the S&P GSCI™, the effectiveness of the S&P GSCI™ as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the S&P GSCI™ . The Index Advisory Panel acts solely in an advisory and consultative capacity. The Index Committee makes all decisions with respect to the composition, calculation and operation of the S&P GSCI™.

Composition of the S&P GSCI™

In order to be included in the S&P GSCI™, a contract must satisfy the following eligibility criteria:

1)	The contract must:

a)	be in respect of a physical commodity and not a financial commodity;

b)	have a specified expiration or term, or provide in some other manner for delivery or settlement at a specified time, or within a specified period, in the future;

c)	be available, at any given point in time, for trading at least five months prior to its expiration or such other date or time period specified for delivery or settlement; and

d)

be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility”, that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development and:

i)	makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

ii)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

iii)	accepts bids and offers from multiple participants or price providers; and

iv)	is accessible by a sufficiently broad range of participants.

3)

The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price”, generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, however, the Index Sponsor, in consultation with the Index Committee, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

4)

At and after the time a contract is included in the S&P GSCI™ , the daily contract reference price for that contract must be published between 10:00 A.M. and 4:00 P.M., New York City time, on each business day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five-month period.

5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

6)

A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity that is not represented in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $15 billion. The “total dollar value traded” is the dollar value of the total quantity of the commodity underlying transactions in the relevant contract and any related contract over the period for which the calculation is made, based on the average of the daily contract reference prices on the last day of each month during the period.

7)

A contract that is already included in the S&P GSCI™ at the time of determination and that is the only contract on the relevant commodity included in the S&P GSCI™ must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $5 billion and at least $10 billion during at least one of the three most recent annual periods used in making the determination.

8)

A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

9)

A contract that is already included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $10 billion and at least $20 billion during at least one of the three most recent annual periods used in making the determination.

10)	A contract that is:

a)

already included in the S&P GSCI™ at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the S&P GSCI™ at a given time. This figure is determined by multiplying the contract production weight of a contract, or CPW, by the average of its daily contract reference prices on the last day of each month during the relevant period. These amounts are summed for all contracts included in the S&P GSCI™ and each contract’s percentage of the total is then determined. The CPW of a contract is its weight in the S&P GSCI™.

b)	not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

a)

Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level.

b)

If additional contracts could be included with respect to several commodities at the same time, that procedure is first applied with respect to the commodity that has the smallest portion of the S&P GSCI™ attributable to it at the time of determination. Subject to the other eligibility criteria described above, the contract with the highest total quantity traded on that commodity will be included. Before any additional contracts on the same commodity or on any other commodity are included, the portions of the S&P GSCI™ attributable to all commodities is recalculated. The selection procedure described above is then repeated with respect to the contracts on the commodity that then has the smallest portion of the S&P GSCI™ attributable to it.

The contracts currently included in the S&P GSCI™ are futures contracts traded on the New York Mercantile Exchange, Inc., ICE Futures, the CME, the Chicago Board of Trade, the Coffee, Sugar & Cocoa Exchange, Inc., the New York Cotton Exchange, the Kansas City Board of Trade, the COMEX Division of the New York Mercantile Exchange, Inc. and the London Metal Exchange.

The futures contracts currently included in the S&P GSCI™ and their percentage dollar weights as of December 31, 2007 and 2006 are as follows:

	Commodity Weight at 12/31/07	Commodity Weight at 12/31/06
Crude Oil	39.05%	31.17%
Brent Crude Oil	15.57%	15.01%
RBOB Gas	1.37%	2.38%
Heating Oil	6.23%	8.00%
Natural Gas	6.15%	7.37%
Gas Oil	5.46%	4.42%
Copper	2.87%	3.86%
Aluminum	2.25%	3.70%
Corn	3.11%	3.80%
Wheat	3.97%	3.28%
Gold	1.98%	2.15%
Sugar	0.95%	1.42%
Live Cattle	2.13%	2.64%
Lean Hogs	0.98%	1.47%
Soybeans	2.20%	1.75%
Zinc	0.62%	1.56%
Red Wheat	1.43%	1.15%
Primary Nickel	0.86%	1.53%
Cotton	0.81%	0.95%
Coffee	0.63%	0.81%
Feeder Cattle	0.47%	0.62%
Standard Lead	0.48%	0.44%
Silver	0.25%	0.30%
Cocoa	0.19%	0.21%

*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

The quantity of each of the contracts included in the S&P GSCI™ is determined on the basis of a five-year average, referred to as the “world production average”, of the production quantity of the underlying commodity as published by the United Nations Statistical Yearbook, the Industrial Commodity Statistics Yearbook and other official sources. However, if a commodity is primarily a regional commodity, based on its production, use, pricing, transportation or other factors, the Index Sponsor, in consultation with the Index Committee, may calculate the weight of that commodity based on regional, rather than world, production data. At present, natural gas is the only commodity the weights of which are calculated on the basis of regional production data, with the relevant region defined as North America.

The five-year moving average is updated annually for each commodity included in the S&P GSCI™, based on the most recent five-year period (ending approximately two years prior to the date of calculation and moving backwards) for which complete data for all commodities is available. The CPWs used in calculating the S&P GSCI™ are derived from world or regional production averages, as applicable, of the relevant commodities, and are calculated based on the total quantity traded for the relevant contract and the world or regional production average, as applicable, of the underlying commodity. However, if the volume of trading in the relevant contract, as a multiple of the production levels of the commodity, is below specified thresholds, the CPW of the contract is reduced until the threshold is satisfied. This is designed to ensure that trading in each contract is sufficiently liquid relative to the production of the commodity.

In addition, the Index Sponsor performs this calculation on a monthly basis and, if the multiple of any contract is below the prescribed threshold, the composition of the S&P GSCI™ is reevaluated, based on the criteria and weighting procedure described above. This procedure is undertaken to allow the S&P GSCI™ to shift from contracts that have lost substantial liquidity into more liquid contracts during the course of a given year. As a result, it is possible that the composition or weighting of the S&P GSCI™ will change on one or more of these monthly evaluation dates. The likely circumstances under which the Index Sponsor would be expected to change the composition of the Index during a given year, however, are (1) a substantial shift of liquidity away from a contract included in the Index as described above, or (2) an emergency, such as a natural disaster or act of war or terrorism, that causes trading in a particular contract to cease permanently or for an extended period of time. In either event, the Index Sponsor will publish the nature of the changes, through websites, news media or other outlets, with as much prior notice to market participants as is reasonably practicable. Moreover, regardless of whether any changes have occurred during the year, the Index Sponsor reevaluates the composition of the S&P GSCI™ at the conclusion of each year, based on the above criteria. Other commodities that satisfy that criteria, if any, will be added to the S&P GSCI™. Commodities included in the S&P GSCI™ that no longer satisfy that criteria, if any, will be deleted.

The Index Sponsor also determines whether modifications in the selection criteria or the methodology for determining the composition and weights of and for calculating the S&P GSCI™ are necessary or appropriate in order to assure that the S&P GSCI™ represents a measure of commodity market performance. The Index Sponsor has the discretion to make any such modifications.

Contract Expirations

Because the S&P GSCI™ is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as “contract expirations”. The contract expirations included in the S&P GSCI™ for each commodity during a given year are designated by the Index Sponsor, in consultation with the Index Committee, provided that each contract must be an “active contract”. An “active contract” for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

If a trading facility deletes one or more contract expirations, the S&P GSCI™ will be calculated during the remainder of the year in which that deletion occurs on the basis of the remaining contract expirations designated by the Index Sponsor. If a trading facility ceases trading in all contract expirations relating to a particular contract, the Index Sponsor may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the S&P GSCI™. To the extent practicable, the replacement will be effected during the next monthly review of the composition of the S&P GSCI™. If that timing is not practicable, the Index Sponsor will determine the date of the replacement and will consider a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

If a trading facility eliminates one or more contract expirations, but there are remaining contract expirations of the same contract, the weighting of the commodity underlying the relevant contract will not be affected. If the trading facility ceases trading in all contract expirations relating to a particular contract, and the Index Sponsor designates a replacement contract on the same commodity, the index weighting allocated to the terminated contract will be allocated to the replacement contract. Accordingly, unless a contract is eliminated entirely and no replacement contract is designated, a cessation of trading in certain contract expirations or the elimination of a contract will not affect the weighting of commodities in the Index. If a contract is eliminated and there is no replacement contract, the underlying commodity will necessarily drop out of the Index and the weighting allocated to that contract will then be allocated pro rata to the remaining contracts in the Index. The designation of a replacement contract, or the elimination of a commodity from the Index because of the absence of a replacement contract, could affect the value of the Index and the S&P GSCI-ER, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts in the Index. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Index or the S&P GSCI-ER.

Total Dollar Weight of the S&P GSCI™

The total dollar weight of the S&P GSCI™ is the sum of the dollar weight of each of the underlying commodities.

The dollar weight of each such commodity on any given day is equal to:

•	the daily contract reference price;

•	multiplied by the appropriate CPW; and

•	during a roll period, the appropriate “roll weights” (discussed below).

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day will be used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation will be delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 P.M., New York City time, the Index Sponsor may, if it deems that action to be appropriate under the circumstances, determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant S&P GSCI™ calculation.

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

Contract Daily Return

The contract daily return on any given day is equal to (1)(A) the sum, for each of the commodities included in the S&P GSCI™, of the applicable daily contract reference price on the relevant contract multiplied by the appropriate CPW and the appropriate “roll weight”, divided by (B) the total dollar weight of the S&P GSCI™ on the preceding day, minus (2) one.

The “roll weight” of each commodity reflects the fact that the positions in contracts must be liquidated or rolled forward into more distant contract expirations as they near expiration. If actual positions in the relevant markets were rolled forward, the roll would likely need to take place over a period of days. Since the S&P GSCI™ is designed to replicate the performance of actual investments in the underlying contracts, the rolling process incorporated in the S&P GSCI™ also takes place over a period of days at the beginning of each month, referred to as the “roll period”. On each day of the roll period, the “roll weights” of the first nearby contract expirations on a particular commodity and the more distant contract expiration into which it is rolled are adjusted, so that the hypothetical position in the contract on the commodity that is included in the S&P GSCI™ is gradually shifted from the first nearby contract expiration to the more distant contract expiration.

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

Calculation of the S&P GSCI-ER

The value of the S&P GSCI-ER on any S&P GSCI™ Business Day is equal to the product of (1) the value of the S&P GSCI-ER on the immediately preceding S&P GSCI™ Business Day multiplied by (2) one plus the contract daily return on the S&P GSCI™ Business Day on which the calculation is made.

Calculation of the Index

The value of the Index on any S&P GSCI™ Business Day is equal to the product of (1) the value of the Index on the immediately preceding S&P GSCI™ Business Day multiplied by (2) one plus the sum of the contract daily return and the Treasury bill return on the S&P GSCI™ Business Day on which the calculation is made, multiplied by (3) one plus the Treasury bill return for each non- S&P GSCI™ Business Day since the immediately preceding S&P GSCI™ Business Day.

The Treasury bill return is the return on a hypothetical investment at a rate equal to the interest rate on a specified U.S. Treasury bill.

Item 1A.	Risk Factors.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.

Because the price of the Shares depends on the value of the CERFs held by the Investing Pool, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been extremely volatile at times during the past several years. Some commodity prices reflected in the S&P GSCI-ER have been at historically high levels and there is no certainty that those prices will remain at those high levels. If they do not, the level of the S&P GSCI-ER, and consequently the value of the Shares, may be adversely affected. Commodity prices are generally affected by, among other factors, the cost of producing commodities, changes in consumer demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events and global economic factors. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the CERFs is lower than it was when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

•

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the S&P GSCI™ underlying commodities increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

•

A significant change in the attitude of speculators and investors toward the S&P GSCI™ underlying commodities. Should the speculative community take a negative view towards one or more of the underlying commodities, it could cause a decline in the CERFs, which may reduce the price of the Shares.

Conversely, several factors may trigger a temporary increase in the price of the S&P GSCI™ underlying commodities and, consequently, the CERFs. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index and the S&P GSCI-ER is no guide to their future performance or to the performance of the Shares.

Past performance of the Index and the S&P GSCI-ER is not necessarily indicative of their future performance over the life of the Shares or of the performance of the Shares. There can be no guarantee that the level of the Index or the S&P GSCI-ER will increase. You may lose some or all of your investment in the Shares.

Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related futures markets may adversely affect the value of your Shares.

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits”, and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price”. Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. These circumstances could thereby adversely affect the value of the

CERFs held by the Investing Pool and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the CERFs, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

In calculating the S&P GSCI-ER, if the relevant trading facility does not publish a settlement price as scheduled, or publishes a settlement price that, in the reasonable judgment of the Index Sponsor, is manifestly incorrect, the Index Sponsor may determine the settlement price in its reasonable judgment. In addition, if any day on which the Index Sponsor calculates the S&P GSCI-ER is a day on which a relevant trading facility for a contract on a commodity that underlies the S&P GSCI-ER is not open, then the Index Sponsor will use the settlement price for that contract as of the last day on which that trading facility was open. In these circumstances, the value of the CERFs and the value of your Shares may be adversely affected.

During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the S&P GSCI-ER may itself cause the price of your Shares to decrease.

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in September 2007 may specify a December 2007 expiration. As that contract nears expiration, it may be replaced by selling the December 2007 contract and purchasing the contract expiring in March 2008 . This process is referred to as “rolling”. Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation”. In these circumstances, absent other factors, the sale of the December 2007 contract would take place at a price that is higher than the price at which the March 2008 contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the March 2008 contract. While many of the contracts included in the S&P GSCI-ER have historically exhibited consistent periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity may also fluctuate between backwardation and contango.

The absence of backwardation, or the existence of contango, in the commodity markets could result in losses, which could adversely affect the value of the S&P GSCI-ER and, accordingly, decrease the value of your Shares.

Risk Factors Relating to CERFs and the S&P GSCI-ER

The trading of CERFs – the sole contract traded by the Investing Pool – presents risks unrelated to the S&P GSCI-ER that could adversely affect the value of your Shares.

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. CERFs have a limited trading history. There can be no assurance as to the size or liquidity of the market for CERFs. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to create or redeem Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (particularly where there is only a single participant or a small number of participants), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs. The approximately five-year duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of the CERF, as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

Although CERFs are based on the S&P GSCI-ER, and the value of CERFs should generally track the level of the S&P GSCI-ER, it is possible that the value of CERFs could be affected by factors that do not directly affect the S&P GSCI-ER. Accordingly, the value of the CERFs and the level of the S&P GSCI-ER will not be precisely correlated at all times, although arbitrage by market participants is expected to limit any divergence. Nonetheless, the activities of market participants in trading CERFs, or in trading other instruments indexed to the S&P GSCI-ER, could affect the value of the CERFs independent of any change in the S&P GSCI-ER and adversely affect the correlation between the value of the CERFs and the level of the S&P GSCI-ER. The price of the CERFs will reflect supply and demand in the market for CERFs, which in turn may reflect market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and other market conditions. In this way, trading in the CERF market might cause a divergence between the CERF price and the level of the S&P GSCI-ER. Similarly, actions by the CME with respect to CERFs, such as the imposition of trading or price limits, could adversely affect this correlation. In that event, it is possible that changes in the NAV, which is calculated based on the value of the CERFs, will not adequately reflect changes in the level of the S&P GSCI-ER. In the event of market disruptions with respect to the CERFs, such as a suspension of trading by the CME as a result of market activity, systems or communications failures or other causes, the value of the CERFs and the level of the S&P GSCI-ER could diverge, which could adversely affect the value of the Shares.

In addition, because CERFs are cleared through the CME clearing house, and the Investing Pool’s CERF positions are carried on its behalf by the Clearing FCM, the Investing Pool, and therefore the Trust, will be subject to the risk of a default by the CME clearing house or the Clearing FCM. In that event, the Investing Pool, and therefore the Trust, could be unable to recover amounts due to it on its CERF positions, including assets posted as margin, and could sustain substantial losses, even if the level of the S&P GSCI-ER increases. The magnitude of the losses may be significantly increased by the requirement to post 100% margin.

The impact of the foregoing considerations may be heightened because of the concentration of the Investing Pool’s assets in CERFs. The Investing Pool will not be able to avoid these risks by diversifying into other assets or contracts.

The S&P GSCI-ER may in the future include contracts that are not traded on regulated futures exchanges and that offer different or diminished protections to investors.

The S&P GSCI-ER is comprised exclusively of futures contracts traded on regulated futures exchanges. Such exchanges in the United States are referred to as “designated contract markets”. As described above under “The Index and the S&P GSCI-ER”, however, the S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Changes in the composition and valuation of the S&P GSCI-ER may adversely affect your Shares.

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value in order to ensure that the S&P GSCI-ER represents a measure of the performance over time of the markets for the underlying commodities. A number of modifications to the methodology for determining the contracts to be included in the S&P GSCI-ER, and for valuing the S&P GSCI-ER, have been made in the past several years, and further modifications may be made. Such changes could adversely affect the value of your Shares. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “The Index and the S&P GSCI-ER”.

Ownership of the S&P GSCI™ indexes has changed.

Goldman, Sachs & Co., the previous Index Sponsor, sold its interest in the GSCI family of indexes, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P. Upon completion of this sale in May 2007, S&P became the Index Sponsor. There can be no assurance that the new Index Sponsor will not change the determination or valuation methodology of the S&P GSCI™, the S&P GSCI-ER or the Index in a manner that may be adverse to the holders of Shares.

A cessation of publication of the S&P GSCI-ER could materially and adversely affect the activities of the Trust.

The S&P GSCI-ER is administered, calculated and published by the Index Sponsor, which has the right to cease publication of the S&P GSCI-ER at its discretion at any time. Under the terms of its agreement with the CME, the Index Sponsor is required, if it ceases publication of the S&P GSCI-ER, to negotiate in good faith with the CME to permit the CME to continue to calculate the S&P GSCI-ER in order to permit CERFs to continue to trade. However, even if the Index Sponsor satisfies its obligations under its agreement with the CME, the Manager may determine that, upon a cessation of publication of the S&P GSCI-ER, it is no longer advisable to invest in CERFs and no other futures contract that reflects the performance of a successor or reasonably similar index presents an acceptable alternative investment, in which event the Investing Pool and the Trust may be liquidated.

The “rolling” of the Investing Pool’s position in CERFs from an expiring CERF into a newly listed CERF could expose the Investing Pool to risks arising from trading activity in CERFs.

The CERFs will expire approximately five years after their listing. Prior to any rolling of CERFs all of the CERFs will have the same expiration date. It is anticipated that prior to the expiration date the CME will list a new CERF with an approximately five-year expiration, although the CME is under no obligation to list a later expiring CERF. As a result, it will be necessary for the Investing Pool to “roll” its position in CERFs from the expiring contract into the new contract. This roll may be effected in a number of different ways, depending on the circumstances prevailing as each CERF approaches expiration. However, it is possible that the prices obtained by the Investing Pool on the transactions executed to effect this roll will be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Investing Pool’s position in CERFs. For example, if other market participants are able to anticipate the timing of the Investing Pool’s roll, they may be able to execute transactions in advance of the Investing Pool’s rolling transactions, which will allow these market participants to benefit from the transactions executed by the Investing Pool but adversely affect the prices obtained by the Investing Pool, which will in turn adversely affect the value of the Shares. In addition, if the Investing Pool’s CERF position represents a significant part of the open long interest, other market participants may take this into account, with a potential adverse impact on the prices at which the Investing Pool is able to liquidate its expiring CERF position and establish a new position in the next expiring CERF contract. There can be no assurance that the Investing Pool will effect the rolling of positions at a time or in a manner that will allow it to avoid adverse consequences.

The liquidation of CERFs could expose the Investing Pool to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Investing Pool’s CERF positions are liquidated.

If the Investing Pool liquidates positions in CERFs in order to satisfy redemption requests or to pay expenses and liabilities, it will do so by entering sell orders with the Clearing FCM for execution on the CME. The resulting sales will serve to offset a portion of the Investing Pool’s long positions in CERFs. However, in entering sell orders, the Investing Pool will be subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Investing Pool on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions by the CME or regulatory authorities.

The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, the Investing Pool could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME clearing house.

Under CFTC regulations, a futures commission merchant, or FCM, must segregate customers’ assets. If a futures commission merchant fails to do so, the customer may be subject to additional risk of loss of its funds in the event of the FCM’s bankruptcy. Even if a customer’s funds are properly segregated, the customer still may be subject to a risk of loss if another customer fails to satisfy deficiencies in its own account (or the FCM fails to satisfy such deficiency). As discussed below, in the case of an FCM bankruptcy, applicable provisions of the United States Bankruptcy Code and CFTC regulations generally provide for a pro rata distribution of customer property held by a bankrupt FCM. As a result, a customer may recover only a portion of its assets held by the FCM or may recover none of its assets held by the FCM.

The Investing Pool is required to deposit with the Clearing FCM, as initial margin, 100% of the value of each CERF that it enters into on the date the position is established. In addition, the Clearing FCM is required to deliver or pledge to the CME clearing house 100% of the value of each CERF it carries on behalf of the Investing Pool. Under the rules of the CME, the CME will have the right to apply assets transferred or pledged to the CME by the Clearing FCM to satisfy certain of the Clearing FCM’s obligations in the event of a default by the Clearing FCM.

As explained elsewhere in this annual report, this 100% margin requirement is substantially different from the initial margin requirements applicable to most other futures contracts, which are typically 3% to 7% of the value of the relevant contract. As a result, a greater percentage of the assets of the Investing Pool will be held by the Clearing FCM and held by or pledged to the CME clearing house than would be the case if the Investing Pool entered into other types of futures contracts. In the event of the bankruptcy of the Clearing FCM or the CME clearing house, therefore, the Investing Pool could be exposed to a risk of loss with respect to a greater portion of its assets. If such a bankruptcy were to occur, the Investing Pool should be afforded the protections granted to customers of a futures commission merchant, and participants to transactions cleared through an exchange clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Because such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt futures commission merchant or clearing house if the customer property held by the futures commission merchant or clearing house is insufficient to satisfy the customer claims, the Investing Pool may be disproportionately affected by such a bankruptcy as compared to other customers because the Investing Pool has provided a significantly higher level of margin than have other customers. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as initial margin.

You have no recourse to the Index Sponsor.

You have no rights against the Index Sponsor or its successors.

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indexes, to track the appropriate market performance. The Index Sponsor’s only relationship to Barclays Global Investors International, Inc., Barclays Global Investors, N.A., the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to Barclays Global Investors International, Inc., Barclays Global Investors, N.A., the Trust or the Investing Pool. The Index Sponsor has no obligation to take the needs of Barclays Global Investors International, Inc., Barclays Global Investors, N.A, the Trust, the Investing Pool or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Investing Pool, the Shareholders or any other person or entity from use of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

Risk Factors Relating to the Trust and the Investing Pool

The returns on the Shares will not precisely correlate with the performance of the Index.

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments, through the Investing Pool, in CERFs and the cash or Short-Term Securities used to collateralize the CERF positions. The returns on the Shares will not precisely correlate with the performance of the Index due to differences between the return on the assets used by the Investing Pool to collateralize its CERF positions and the U.S. Treasury rate used to calculate the return component of the Index, timing differences, differences between the portion of the Investing Pool’s assets invested in CERFs versus the portion of the return on the Index contributed by the S&P GSCI-ER and the payment of expenses and liabilities by the Investing Pool.

Because the Trust and the Investing Pool are passive investment vehicles, the value of the Shares may be adversely affected by losses that, if these vehicles had been actively managed, might have been possible to avoid.

The Trustee passively invests substantially all of the Trust’s assets in Investing Pool Interests, and the Advisor will manage the Investing Pool’s assets in a manner that seeks to obtain returns that correspond generally to the performance of the Index, before the payment of expenses and liabilities of the Trust and the Investing Pool. This means that the net asset value of the Investing Pool and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and, therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor will not engage in any activity designed to obtain a profit from, or to ameliorate losses caused by, changes in the value of the CERFs, any of the commodities represented by the S&P GSCI™ or the other assets held by the Investing Pool, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

Fees and expenses payable by the Investing Pool are charged regardless of profitability and may result in a depletion of its assets.

The Investing Pool is subject to the fees and expenses described in this annual report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Manager that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Investing Pool’s assets. The trading price of Shares will fluctuate in accordance with changes in the NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 P.M., New York City time, liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for those contracts are closed (normally 1:40 P.M. to 2:00 P.M. and 4:00 P.M. to 5:00 P.M., Chicago time, for the CERFs). As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

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

If, at any time, certain events specified in the Trust Agreement or the Investing Pool Agreement occur, the Trustee or, if applicable, the Shareholders may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances redeem its holdings in Investing Pool Interests, and the Investing Pool will sell the CERFs and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders. Sales of CERFs in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

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

Owners of 75% or more of the Shares have the power to dissolve the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in CERFs, or the performance of the S&P GSCI-ER, through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Moreover, such a dissolution may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

The Shares may not provide anticipated benefits of diversification from other asset classes.

Historically, the performance of physical commodity futures prices generally has not been correlated to the performance of financial asset classes, such as stocks and bonds. Non-correlation means that there is no statistically significant relationship, positive or negative, between the past performance of futures contracts on physical commodities, on the one hand, and stocks or bonds, on the other hand. Because of this lack of correlation, Shares cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice-versa. The commodity futures markets are fundamentally different from the securities markets in that for every gain in commodity futures trading, there is an equal and offsetting loss. If the performance of the Shares reflects positive or negative correlation to one or more financial asset classes, however, investing in Shares for purposes of diversification of the investment risk from such other financial asset classes may be unsuccessful.

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

Although the Shares are listed on NYSE Arca, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than that you would receive if an active market did exist.

You may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the absolute right to reject any redemption order, including, without limitation, (1) if the order is not in proper form as described in the Authorized Participant Agreement, (2) during any period in which circumstances make transactions or delivery of CERFs impossible or impractical, or (3) if the acceptance of the redemption order would, in the opinion of counsel to the Trustee or the Sponsor, result in a violation of law. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the Authorized Participant Agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

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

If the processes of creation and redemption of Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying CERFs may choose not to do so. If this is the case, the price of the Shares may vary from the price of the CERFs and may trade at a discount to their NAV. In addition, in some circumstances, such as the failure of the registration statement covering the Shares to be effective, the Trust may be unable to create or redeem Shares, which may have similar consequences.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a hedge exemption from these position limits that should permit the Investing Pool to hold up to 15,000 contracts until December 31, 2008. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then applicable position limit. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Additionally, future legislative or regulatory action may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV.

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

While BGII believes that it has all the intellectual property rights needed to operate the Trust and the Investing Pool, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust, the Investing Pool or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust, the Investing Pool and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the Investing Pool or the suspension of activities or dissolution of the Trust or the Investing Pool.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or if the Investing Pool is required to indemnify the Manager.

Under the Trust Agreement, the Sponsor has the right to be indemnified by the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. That means the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the Investing Pool Agreement, the Manager and agents of the Investing Pool have the right to be indemnified by the Investing Pool for any liability or expense they incur without gross negligence, bad faith or willful misconduct on their part. That means the Manager may require the assets of the Investing Pool to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Investing Pool and thereby affect the net asset value of the Trust and the value of the Shares.

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

NYSE Arca may halt trading in the Shares, which would adversely impact your ability to sell your Shares.

The Shares are listed for trading on NYSE Arca under the symbol “GSG”. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five Business Days of their delisting.

Risk Factors Relating to Conflicts of Interest

The relationships between the Sponsor and the Trustee and the Manager and the Advisor and the proprietary and managed trading activities of the Sponsor and its affiliates could conflict with your interests as a Shareholder.

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

The Manager is an affiliate of the Advisor and therefore may have a similar conflict of interest with respect to its oversight of the Advisor. For example, although the Manager has the authority to terminate the Investing Pool’s advisory agreement with the Advisor, it has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities.

In addition, the Sponsor and its affiliates may engage in trading activities relating to the CERFs, the components of the Index or the S&P GSCI-ER or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust, the Investing Pool or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of the Sponsor and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities, if they influence the value of the CERFs or the Shares, could be adverse to the interests of the Shareholders. Moreover, the Sponsor and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by the Sponsor and its affiliates may affect the level of the S&P GSCI-ER or its components and, therefore, the value of the CERFs and the price of the Shares.

Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by Goldman, Sachs & Co. and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of CERFs through Goldman, Sachs & Co., as the Investing Pool’s Clearing FCM. In addition, Goldman, Sachs & Co. and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over-the-counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman, Sachs & Co. or its affiliates could adversely affect the level of the S&P GSCI-ER or CERFs, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI-ER, CERFs and the price of the Shares.

Goldman, Sachs & Co. and its affiliates may also issue or underwrite other securities or financial or derivative instruments with returns indexed to the S&P GSCI™, the S&P GSCI-ER or the Index, which would compete with the Shares. By introducing competing products into the marketplace, Goldman, Sachs & Co. and its affiliates could adversely affect the price of the Shares. To the extent that Goldman, Sachs & Co. or its affiliates serve as issuer, agent or underwriter of those securities or other similar instruments, their interests with respect to those products may be adverse to your interests as a Shareholder.

Risk Factors Relating to Taxes

The IRS could take the position that CERFs must be taxed under special “mark-to-market” rules that would require gain to be taken into account on an annual basis.

Futures contracts that require a person such as the Investing Pool to make an initial deposit of 100% margin and that do not require or permit the payment by that person of additional variation margin are a novel form of futures contract. Consequently, no statutory, judicial or administrative authority addresses the characterization of a CERF owned by the Investing Pool or the U.S. federal income tax consequences of an investment in the CERFs by the Investing Pool. The Investing Pool has received an opinion that, while there is no authority on point, the CERFs held by the Investing Pool will not be treated as regulated futures contracts within the meaning of section 1256 of the Code because the CERFs are not contracts with respect to which the amount required to be deposited and the amount which may be withdrawn depends on a system of marking to market. You should be aware that an opinion is not binding on the Internal Revenue Service or a court. Accordingly, it is possible that the Internal Revenue Service or a court would reach the conclusion that the CERFs should be treated as regulated futures contracts within the meaning of section 1256 of the Code. In that case, the timing, amount, character, holding period or other material aspects of your income, gain, loss or expense from an investment in the Shares could be significantly affected. In particular, you would be taxable on any gain on the CERFs on an annual mark-to-market basis, regardless of the fact that the CERFs have a term of five years.

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

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. The Trust and the Investing Pool will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a)	On December 27, 2007 the Shares commenced trading on NYSE Arca under the symbol “GSG”. Prior to that the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal year ended December 31, 2007 and the period from July 10, 2006 to December 31, 2006, the high and low sale prices of the Shares as reported for transactions on the NYSE and NYSE Arca were as follows:

	Fiscal Year Ended December 31, 2007
	High	Low
First Quarter	$41.90	$35.89
Second Quarter	$43.03	$40.34
Third Quarter	$47.69	$41.04
Fourth Quarter	$53.27	$45.77

	Fiscal Year Ended December 31, 2006
	High	Low
Third Quarter (commencing July 10, 2006)	$51.59	$40.94
Fourth Quarter	$43.10	$39.65

The number of holders of the Shares of the registrant as of February 1, 2008 was approximately 113.

The Trust made no distributions to Shareholders during the fiscal year ended December 31, 2007 and the period from July 10, 2006 (commencement of operations) to December 31, 2006. The Trust has no obligation to make periodic distributions to Shareholders.

There is no separate public trading market for the Investing Pool Interests.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with the Clearing FCM until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the fourth quarter of fiscal year 2007, 22 Baskets (1,100,000 Shares) were created, and 3 Baskets (150,000 Shares) were redeemed.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/07 to 10/31/07	—	—
11/01/07 to 11/30/07	—	—
12/01/07 to 12/31/07	150,000	$50.89

Total	150,000	$50.89

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2007 and 2006*)

(Dollar amounts in 000’s except for net investment income per Share)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31, 2007	December 31, 2006*
Total assets	$458,195	$143,426
Total loss on sales of investments and futures contracts	$(3,642)	$(708)
Net investment income	$11,080	$1,463
Weighted-average Shares outstanding	6,266,301	1,680,747
Net investment income per Share	$1.77	$0.87
Net cash flows	—	—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	December 31, 2007	December 31, 2006*
Total assets	$458,503	$144,809
Total loss on sales of investments and futures contracts	$(3,643)	$(708)
Net investment income	$11,081	$1,463
Net cash flows	$11,633	$84

*	For the period from July 10, 2006 (commencement of operations) to December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

As described in Part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2007 (the Trust’s most recent fiscal year-end), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $458,195,417 at December 31, 2007. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 8,750,000 Shares outstanding at December 31, 2007.

Results of Operations

The year ended December 31, 2007

Net Asset Value of Trust

The Trust’s net asset value grew from $143,425,669 at December 31, 2006 to $458,195,417 at December 31, 2007. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 at December 31, 2006 to 8,750,000 at December 31, 2007 due to 5,900,000 Shares (118 Baskets) being created and 750,000 Shares (15 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by an increase in the price of CERFs during the year ended December 31, 2007, which price increased from $586.50 per CERF to $740.40 per CERF, a 26.24% increase.

The period from July 10, 2006 to December 31, 2006

Net Asset Value of Trust

The Trust commenced trading on July 10, 2006. The Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $143,425,669 at December 31, 2006. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 150,000 at July 10, 2006 to 3,600,000 at December 31, 2006 due to 3,800,000 Shares (76 Baskets) being created and 350,000 Shares (7 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a decline in the price of CERFs during the period from July 10, 2006 to December 31, 2006, which price decreased from $738 per CERF to $586.50 per CERF, a 20.53% decrease.

The following chart shows the daily valuation of CERFs for the period from June 30, 2006 to December 31, 2007:

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2007 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2007, interest income was $13,173,455, while the fixed fee totaled $2,091,684. From the date of commencement of operations to December 31, 2006, interest income was $1,713,961, while the fixed fee totaled $250,273. A decline in interest rates could materially affect the amount of interest paid to the Investing Pool. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

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

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME clearinghouse, which serves as the counterparty to each CERF position, and of a default by the Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin. See also “Risk Factors – Risk Factors Related to CERFs and the S&P GSCI-ER – The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, it could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME clearinghouse”.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and the Investing Pool’s financial position and results of operations. These estimates and assumptions affect the Trust’s and the Investing Pool’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust and the Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2007, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts	6,177

Expiration Date:	March 2011

Weighted-Average Price per Contract	$628.29

Fair Value	$457,345,080

Fair value is calculated using the settlement price for the CERFs on the CME on December 31, 2007, which was $740.40 per contract, and the $100 multiplier applicable under the contract terms.

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

Quarterly Income Statements

(Dollar amounts in 000’s except for net gain per share)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three months ended (Unaudited)				Year Ended Dec. 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$2,026	$2,670	$3,899	$4,577	$13,172

Total investment income	2,026	2,670	3,899	4,577	13,172

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	299	399	601	793	2,092
Brokerage commissions	0	0	0	1	1

Net investment income	1,727	2,271	3,298	3,784	11,080

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	0	0	2	(7)	(5)
Net realized loss on futures contracts	(1,478)	(485)	(1,181)	(494)	(3,638)
Net increase in unrealized gain on futures contracts	10,913	1,964	31,050	39,069	82,996

Net realized and unrealized gain	9,435	1,479	29,871	38,569	79,354

Net gain	$11,162	$3,750	$33,169	$42,352	$90,434

Net gain per share	$2.69	$0.73	$4.55	$5.83	$14.43
Weighted-average shares outstanding	4,152,747	5,160,989	7,288,587	7,259,616	6,266,301

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Three months ended (Unaudited)				Year Ended Dec. 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income
Interest	$2,026	$2,670	$3,900	$4,577	$13,173

Total investment income	2,026	2,670	3,900	4,577	13,173

Expenses
Management fee	299	399	601	793	2,092
Brokerage commissions	0	0	0	1	1

Net investment income	1,727	2,271	3,299	3,784	11,081

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	0	0	2	(7)	(5)
Net realized loss on futures contracts	(1,478)	(485)	(1,181)	(494)	(3,638)
Net increase in unrealized gain on futures contracts	10,914	1,964	31,052	39,072	83,002

Net realized and unrealized gain	9,436	1,479	29,873	38,571	79,359

Net gain	$11,163	$3,750	$33,172	$42,355	$90,440

(Dollar amounts in 000’s except for net loss per share)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three months ended (Unaudited)		Year Ended Dec. 31, 2006**
	September 30, 2006*	December 31, 2006
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$382	$1,331	$1,714

Total investment income	382	1,331	1,713

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	54	196	250
Brokerage commissions	1	0	1

Net investment income	327	1,135	1,462

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	10	1	11
Net realized loss on futures contracts	(719)	0	(719)
Net increase in unrealized loss on futures contracts	(5,859)	(7,887)	(13,746)

Net realized and unrealized loss	(6,568)	(7,886)	(14,454)

Net loss	$(6,241)	$(6,751)	$(12,992)

Net loss per share	$(8.55)	$(5.05)	$(7.73)
Weighted-average shares outstanding	730,357	1,335,920	1,680,747

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Three months ended (Unaudited)		Year ended Dec. 31, 2006**
	September 30, 2006*	December 31, 2006
Investment Income
Interest	$382	$1,331	$1,714

Total investment income	382	1,331	1,714

Expenses
Management fee	54	196	250
Brokerage commissions	1	0	1

Net investment income	327	1,136	1,463

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	10	1	11
Net realized loss on futures contracts	(719)	0	(719)
Net increase in unrealized loss on futures contracts	(5,863)	(7,889)	(13,752)

Net realized and unrealized loss	(6,572)	(7,888)	(14,460)

Net loss	$(6,245)	$(6,752)	$(12,997)

*	For the period from July 10, 2006 (commencement of operations) to September 30, 2006
**	For the period from July 10, 2006 (commencement of operations) to December 31, 2006

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, and with the participation of the Trustee and the Investing Pool administrator, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and Investing Pool were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust and the Investing Pool file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s and Manager’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s and Investing Pool’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s and Investing Pool’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and Investing Pool’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s and Investing Pool’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor and Manager assessed the effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2007. Their assessment included an evaluation of the design of the Trust’s and Investing Pool’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s and Manager’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor and Manager have concluded that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s and Investing Pool’s internal control over financial reporting that occurred during the Trust’s and Investing Pool’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and Investing Pool’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11.	Executive Compensation.

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

Not applicable.

Security ownership of certain beneficial owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (as of 12/31/2007 per report Schedule 13G/A)	Percent of Class
Shares	Rydex Holdings Inc. (“Rydex Holdings”) 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	Rydex Holdings reported aggregate beneficial ownership of 495,255 shares. Rydex Holdings is parent holding company of PADCO Advisors, Inc. dba Rydex Investments (“PADCO I”), PADCO Advisors II, Inc. (“PADCO II”), Rydex Series Funds Commodities Strategy Fund (“Fund 1”), Rydex Series Funds Absolute Return Strategies Fund (“Fund 2”), Rydex Variable Trust Commodities Strategy Fund (“Fund 3”), and Rydex Variable Trust Absolute Return Strategies Fund (“Fund 4”). Rydex Holdings is a wholly owned subsidiary of Rydex NV, Inc.	5.66%

Shares	PADCO Advisors, Inc. (“PADCO I”), 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	PADCO I reported beneficial ownership of 279,910 Shares. PADCO I, investment adviser to Rydex Series Funds, has the power to vote and dispose of shares held by Fund 1 and Fund 2.	3.20%

Shares	PADCO Advisors II, Inc. (“PADCO II”), 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	PADCO II reported beneficial ownership of 215,345 Shares. PADCO II, investment adviser to Rydex Variable Trust, has the power to vote and dispose of shares held by Fund 3 and Fund 4.	2.46%

Shares	Rydex Series Funds Commodities Strategy Fund (“Fund 1”) 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	Fund 1 reported beneficial ownership of 49,970 Shares. Fund 1 is a series of Rydex Series Funds.	.57%

Shares	Rydex Series Funds Absolute Return Strategies Fund (“Fund 2”) 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	Fund 2 reported beneficial ownership of 229,940 Shares. Fund 2 is a series of Rydex Series Funds.	2.63%

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (as of 12/31/2007 per report Schedule 13G/A)	Percent of Class
Shares	Rydex Variable Trust Commodities Strategy Fund (“Fund 3”) 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	Fund 3 reported beneficial ownership of 192,148 Shares. Fund 3 is a series of Rydex Variable Trust.	2.20%

Shares	Rydex Variable Trust Absolute Return Strategies Fund (“Fund 4”) 9601 Blackwell Road Suite 500 Rockville, Maryland 20850	Fund 4 reported beneficial ownership of 23,197 Shares. Fund 4 is a series of Rydex Variable Trust.	.27%

On January 10, 2008 Rydex Holdings Inc. filed a Schedule 13G/A with the U.S. Securities and Exchange Commission reporting aggregated beneficial ownership of 5.66% of the outstanding Shares as of December 31, 2007, including actual or shared beneficial ownership with the above listed funds and advisors. The Sponsor is not aware of any material business relationship between the Trust and any of the Rydex-affiliated entities.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.	Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the year ended December 31, 2007 and the period from July 10, 2006 (commencement of operations) to December 31, 2006 were:

	2007	2006*
Audit fees	$93,250	$62,300
Audit-related fees	$—	$—
Tax fees	$310,961	$337,115
All other fees	$—	$—

	$404,211	$399,415

*	For the period from July 10, 2006 (commencement of operations) to December 31, 2006.

Other fees include fees for services provided to assist in establishing a formula to be applied by a web tool for the benefit of shareholders of the Trust to help them estimate their taxable income, expenses and gains or losses solely for U.S. federal income tax purposes.

PricewaterhouseCoopers LLP provides certain tax compliance and reporting services to the Trust, including processing beneficial ownership information as it relates to the preparation of tax reporting packages and the subsequent delivery of related information to the IRS. Services also include assistance with tax reporting and related information using a web-based tax package product developed by PricewaterhouseCoopers LLP and a toll-free tax package support help line.

(5) The Registrants have no boards of directors, and as a result, has no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP. The Sponsor approved all of the services provided by PricewaterhouseCoopers LLP described above. The Sponsor pre-approves all audit and allowed non-audit services of the Registrants’ independent registered public accounting firm, including all engagement fees and terms.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2007 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Financial Statement Schedules

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit No.	Description

3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

iShares S &P GSCI™ Commodity-Indexed Trust

iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC

Financial Statements as of December 31, 2007

Index

Page
iShares S&P GSCI™ Commodity-Indexed Trust

Report of Independent Registered Public Accounting Firm	F-2

Statements of Financial Condition as of December 31, 2007 and 2006	F-3

Statements of Operations for the year ended December 31, 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-4

Statements of Changes in Shareholders’ Capital for the year ended December 31, 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-5

Statements of Cash Flows for the year ended December 31, 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-6

Notes to the Financial Statements	F-7

iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC

Report of Independent Registered Public Accounting Firm	F-11

Statements of Financial Condition as of December 31, 2007 and 2006	F-12

Statements of Operations for the year ended December 31, 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-13

Statements of Changes in Members’ Equity for the year ended December 31, 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-14

Statements of Cash Flows for the year ended December 31, 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-15

Schedule of Investments as of December 31, 2007	F-16

Notes to the Financial Statements	F-17

Report of Independent Registered Public Accounting Firm

To the Sponsor, Trustee and Shareholders of

iShares® S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares S&P GSCI Commodity-Indexed Trust (the “Trust”) at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from July 10, 2006 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audit, which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 14, 2008

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$458,195,417	$143,425,669

Total Assets	$458,195,417	$143,425,669

LIABILITIES AND SHAREHOLDERS’ CAPITAL
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 8,750,000 issued and outstanding on December 31, 2007 and 3,600,000 issued and outstanding on December 31, 2006 (at redemption value)	458,195,417	143,425,669

Total Shareholders’ Capital	458,195,417	143,425,669

TOTAL LIABILITIES AND SHAREHOLDERS’ CAPITAL	$458,195,417	$143,425,669

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the year ended December 31, 2007 and the period

from July 10, 2006 (Commencement of Operations) to December 31, 2006

	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$13,172,391	$1,713,414

Total investment income	13,172,391	1,713,414

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,091,518	250,193
Brokerage commissions	876	708

Total expenses	2,092,394	250,901

Net investment income	11,079,997	1,462,513

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(4,519)	10,710
Net realized loss on futures contracts	(3,637,962)	(718,710)
Net increase (decrease) in unrealized gain (loss) on futures contracts	82,996,038	(13,746,576)

Net realized and unrealized gain (loss)	79,353,557	(14,454,576)

Net gain (loss)	$90,433,554	$(12,992,063)

Net gain (loss) per share	$14.43	$(7.73)

Weighted-average shares outstanding	6,266,301	1,680,747

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the year ended December 31, 2007 and the

period from July 10, 2006 (Commencement of Operations) to December 31, 2006

	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Shareholders’ capital, beginning of period	$143,425,669	$—
Contributions	256,621,688	172,182,805
Redemptions	(32,285,494)	(15,765,073)
Net investment income	11,079,997	1,462,513
Net realized gain (loss) on short-term investments	(4,519)	10,710
Net realized loss on futures contracts	(3,637,962)	(718,710)
Net increase (decrease) in unrealized gain (loss) on futures contracts	82,996,038	(13,746,576)

Shareholders’ capital, end of period	$458,195,417	$143,425,669

Net asset value per share, end of period	$52.37	$39.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the year ended December 31, 2007 and the period from

July 10, 2006 (Commencement of Operations) to December 31, 2006

	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Cash flows from operating activities
Net gain (loss)	$90,433,554	$(12,992,063)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(314,769,748)	(143,425,669)

Net cash used in operating activities	(224,336,194)	(156,417,732)

Cash flows from financing activities
Contributions	256,621,688	172,182,805
Redemptions	(32,285,494)	(15,765,073)

Net cash provided by financing activities	224,336,194	156,417,732

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2007

1.	ORGANIZATION

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement), among the Sponsor, the Trustee and Wilmington Trust Company, the Delaware trustee. The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called “CERFs” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

At December 31, 2007, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2007

C.	Income Taxes

The Trust is not an association taxable as a corporation for federal, state and local income tax purposes.

On September 12, 2007, the Sponsor, the Trustee and the Delaware Trustee entered into an amended and restated Trust Agreement with respect to the Trust. The amended and restated Trust Agreement amended and restated in its entirety the Trust Agreement, dated as of July 7, 2006, among the Sponsor, the Administrative Trustee and the Delaware Trustee, to add certain tax-related provisions relating to the filing of a partnership tax return by the Trust. The amended and restated Trust Agreement does not alter the economic rights of investors in the Trust. Rather, it changes only the form of tax reporting investors will receive from the Trust. As a result of the filing of a partnership tax return by the Trust, investors will receive tax reporting information with respect to their investments in the Trust on IRS Schedule K-1 rather than IRS Form 1099.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

D.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of 4:15 P.M., New York City time, that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at 4:15 P.M., New York City time, that day. The NAV is calculated each day on which NYSE Arca is open for regular trading, as soon as practicable after 4:15 P.M., New York City time.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2007

CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash) are treated as sales for financial statement purposes.

On December 31, 2007, the Trust had 8,750,000 Shares outstanding.

4.	TRUST EXPENSE

The Trust is not expected to bear any ordinary recurring expenses. The Sponsor has agreed to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware trustee, Trust administrator and processing agent, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, including applicable SEC registration fees.

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

Notes to Financial Statements (Continued)

December 31, 2007

8.	NET ASSET VALUE AND FINANCIAL HIGHLIGHTS

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the periods from January 1, 2007 to December 31, 2007 and July 10, 2006 to December 31, 2006. The net investment income and total expense ratios are calculated using average net asset value, and the ratios for the period from July 10, 2006 to December 31, 2006 have been annualized. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios include the allocation of net investment income and expenses from the Investing Pool. The net investment income and expense ratios for the period from July 10, 2006 to December 31, 2006 have been annualized. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

	January 1, 2007 to December 31, 2007	July 10, 2006 to December 31, 2006
Net asset value per Share, beginning of period	$39.84	$49.06
Net investment income per share	1.77	0.87
Realized and unrealized gain (loss)	10.76	(10.09)
Net increase (decrease) in net assets from operations	12.53	(9.22)
Net asset value per Share, end of period	$52.37	$39.84

	January 1, 2007 to December 31, 2007	July 10, 2006 to December 31, 2006
Ratio to average net assets:
Net investment income	3.96%	4.33%
Expenses	0.75%	0.74%
Total return, at net asset value	31.45%	(18.79%)

Report of Independent Registered Public Accounting Firm

To the Manager and Members of

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares S&P GSCI Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2007 and the period from July 10, 2006 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Investing Pool maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Investing Pool’s internal control over financial reporting based on our audit, which was an integrated audit in 2007. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 14, 2008

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

December 31, 2007 and December 31, 2006

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$11,716,663	$83,656
Short-term investments, at amortized cost (Note 2D)	446,783,718	144,725,137
Interest receivable	2,516	358

Total Assets	$458,502,897	$144,809,151

LIABILITIES AND MEMBERS’ EQUITY
Current Liabilities
Management fee payable	$280,797	$91,255
Payable for open futures contracts	—	1,271,926

Total Liabilities	280,797	1,363,181

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	26,683	20,301
Limited member	458,195,417	143,425,669

Total Members’ Equity	458,222,100	143,445,970

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$458,502,897	$144,809,151

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the year ended December 31, 2007 and the period

from July 10, 2006 (Commencement of Operations) to December 31, 2006

	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Investment Income
Interest	$13,173,455	$1,713,961

Total investment income	13,173,455	1,713,961

Expenses
Management fee	2,091,684	250,273
Brokerage commissions	876	710

Total expenses	2,092,560	250,983

Net investment income	11,080,895	1,462,978

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(4,519)	10,718
Net realized loss on futures contracts	(3,638,310)	(718,728)
Net increase (decrease) in unrealized gain (loss) on futures contracts	83,001,870	(13,751,730)

Net realized and unrealized gain (loss)	79,359,041	(14,459,740)

Net gain (loss)	$90,439,936	$(12,996,762)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the year ended December 31, 2007 and the period

from July 10, 2006 (Commencement of Operations) to December 31, 2006

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970
Contributions	—	256,621,688	256,621,688
Redemptions	—	(32,285,494)	(32,285,494)
Net investment income	898	11,079,997	11,080,895
Net realized loss on short-term investments	—	(4,519)	(4,519)
Net realized loss on futures contracts	(348)	(3,637,962)	(3,638,310)
Net increase in unrealized gain on futures contracts	5,832	82,996,038	83,001,870

Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

	General Member	Limited Member	Total Members’ Equity
Members’ equity, July 10, 2006 (Commencement of Operations)	$—	$—	$—
Contributions	25,000	172,182,805	172,207,805
Redemptions	—	(15,765,073)	(15,765,073)
Net investment income	465	1,462,513	1,462,978
Net realized gain on short-term investments	8	10,710	10,718
Net realized loss on futures contracts	(18)	(718,710)	(718,728)
Net increase in unrealized loss on futures contracts	(5,154)	(13,746,576)	(13,751,730)

Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows

For the year ended December 31, 2007 and the period from

July 10, 2006 (Commencement of Operations) to December 31, 2006

	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Cash flows from operating activities
Net gain (loss)	$90,439,936	$(12,996,762)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(770,648,845)	(168,299,470)
Sales of short-term investments	481,216,965	25,288,328
Accretion of discount	(12,631,220)	(1,703,277)
Net realized gain (loss) on short-term investments	4,519	(10,718)
Increase (decrease) in operating assets and liabilities:
Interest receivable	(2,158)	(358)
Management fee payable	189,542	91,255
Payable for open futures contracts	(1,271,926)	1,271,926

Net cash used in operating activities	(212,703,187)	(156,359,076)

Cash flows from financing activities
Contributions	256,621,688	172,207,805
Redemptions	(32,285,494)	(15,765,073)

Net cash provided by financing activities	224,336,194	156,442,732

Net increase in cash and cash equivalents	11,633,007	83,656

Cash and cash equivalents
Beginning of period	83,656	—

End of period	$11,716,663	$83,656

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

December 31, 2007

Face Amount	Security Description	Amortized Cost
	United States Treasury Bills - 97.50%*

$70,342,000	4.71% - 4.84% due 1/03/08	$70,323,356

38,553,000	3.91% due 2/07/08	38,398,070

29,135,000	3.86% - 4.14% due 2/21/08	28,973,208

48,380,000	3.92% - 3.99% due 3/06/08	48,033,134

36,390,000	3.80% - 4.09% due 3/27/08	36,045,548

107,645,000	3.62% - 3.90% due 4/24/08	106,357,242

38,580,000	3.07% due 5/22/08	38,112,818

81,645,000	3.03% - 3.20% due 6/5/08	80,540,342

	Total United States Treasury Bills	$446,783,718

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

December 31, 2007

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

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2007

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

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:15 P.M., New York City time, on each day on which NYSE Arca is open for regular trading, as soon as practicable after that time.

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

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2007

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

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the periods from January 1, 2007 to December 31, 2007 and July 10, 2006 to December 31, 2006. The net investment income and total expense ratios are calculated using average net assets. The net investment income and expense ratios for the period from July 10, 2006 to December 31, 2006 have been annualized. The total return is based on the change in the net asset value during the period.

	January 1, 2007 to December 31, 2007	July 10, 2006 to December 31, 2006
Ratio to average net assets:
Net investment income	4.00%	4.29%
Expenses	0.76%	0.74%
Total return	31.04%	(18.16%)

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2007

9.	INVESTING IN CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of December 31, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
6,177	March 2011	$457,345,080	$69,250,140

As of December 31, 2006, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
2,443	March 2011	$143,281,950	$13,751,730

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

Date: March 14, 2008

/S/ MICHAEL A. LATHAM
Michael A. Latham
Chief Financial Officer
(Principal financial officer)

Date: March 14, 2008

*	The Registrant is a Trust and the Co-Registrant is a limited liability company and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.