Form 10-Q
period 2008-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2008-05-12
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file numbers:	001-32947 (Registrant)
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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant and Co-Registrant are large accelerated filers, accelerated filers, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Statements of Financial Condition

March 31, 2008 (Unaudited) and

December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$631,766,793	$458,195,417

Total Assets	$631,766,793	$458,195,417

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and contingent liabilities (Notes 6 and 7)	—	—
Redeemable capital shares, no par value, unlimited amount authorized - 11,000,000 issued and outstanding on March 31, 2008 and 8,750,000 issued and outstanding on December 31, 2007 (at redemption value)	631,766,793	458,195,417

Total Shareholders’ Capital	631,766,793	458,195,417

Total Liabilities and Shareholders’ Capital	$631,766,793	$458,195,417

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$4,416,068	$2,025,586

Total investment income	4,416,068	2,025,586

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	1,028,227	298,275
Brokerage commissions	232	144

Total expenses	1,028,459	298,419

Net investment income	3,387,609	1,727,167

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	42,626	(119)
Net realized gain (loss) on futures contracts	1,154,020	(1,478,611)
Net increase in unrealized gain on futures contracts	40,020,334	10,913,261

Net realized and unrealized gain	41,216,980	9,434,531

Net gain	$44,604,589	$11,161,698

Net gain per share	$4.46	$2.69

Weighted-average shares outstanding	10,012,088	4,152,747

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2008 (Unaudited)

and the year ended December 31, 2007

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Shareholders’ capital, beginning of period	$458,195,417	$143,425,669

Contributions	184,028,471	256,621,688
Redemptions	(55,061,684)	(32,285,494)
Net investment income	3,387,609	11,079,997
Net realized gain (loss) on short-term investments	42,626	(4,519)
Net realized gain (loss) on futures contracts	1,154,020	(3,637,962)
Net increase in unrealized gain on futures contracts	40,020,334	82,996,038

Shareholders’ capital, end of period	$631,766,793	$458,195,417

Net asset value per share, end of period	$57.43	$52.37

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities
Net gain	$44,604,589	$11,161,698
Adjustments to reconcile net gain to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(173,571,376)	(38,598,206)

Net cash used in operating activities	(128,966,787)	(27,436,508)

Cash flows from financing activities
Contributions	184,028,471	39,645,265
Redemptions	(55,061,684)	(12,208,757)

Net cash provided by financing activities	128,966,787	27,436,508

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2008

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement” among the Sponsor, the Trustee and Wilmington Trust Company, the Delaware Trustee). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called “CERFs” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2008

The financial statements of the Investing Pool are included elsewhere in this report and should be read in conjunction with the Trust’s financial statements.

At March 31, 2008, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Income Taxes

The Trust is not an association taxable as a corporation for federal, state and local income tax purposes.

On September 12, 2007, the Sponsor, the Trustee and the Delaware Trustee entered into an amended and restated Trust Agreement with respect to the Trust. The amended and restated Trust Agreement, amended and restated in its entirety the Trust Agreement, dated as of July 7, 2006, among the Sponsor, State Street Bank and Trust Company (the “Administrative Trustee”) and the Delaware Trustee, to add certain tax-related provisions relating to the filing of a partnership tax return by the Trust. The amended and restated Trust Agreement does not alter the economic rights of investors in the Trust. Rather, it changes only the form of tax reporting investors will receive from the Trust. As a result of the filing of a partnership tax return by the Trust, investors will receive tax reporting information with respect to their investments in the Trust on IRS Schedule K-1 rather than IRS Form 1099.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of gains, losses, credits, or deductions.

D.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of 4:15 P.M., New York City time, that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at 4:15 P.M., New York City time, that day. The NAV is calculated each day on which the NYSE Arca is open for regular trading, as soon as practicable after 4:15 P.M., New York City time.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2008

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

On March 31, 2008, the Trust had 11,000,000 Shares outstanding.

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

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2008

8 – Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2008 to March 31, 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$52.37
Net investment income	0.34
Net realized and unrealized gain	4.72

Net increase in net assets from operations	5.06

Net asset value per Share, end of period	$57.43

Ratio to average net assets (i):
Net investment income	2.46%
Expenses	0.75%

Total Return, at net asset value (ii)	9.66%

(i): Percentages are annualized. (ii): Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

March 31, 2008 (Unaudited) and

December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$34,209,049	$11,716,663
Short-term investments, at fair value (Note 2D)	612,056,653	446,783,718
Interest receivable	6,261	2,516

Total Assets	$646,271,963	$458,502,897

Liabilities and Members’ Equity
Current Liabilities
Payable for open futures contracts	$14,058,000	$—
Management fee payable	417,905	280,797

Total Liabilities	14,475,905	280,797

Commitments and contingent liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	29,265	26,683
Limited member	631,766,793	458,195,417

Total Members’ Equity	631,796,058	458,222,100

Total Liabilities and Members’ Equity	$646,271,963	$458,502,897

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three months ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Investment Income
Interest	$4,416,294	$2,025,835

Total investment income	4,416,294	2,025,835

Expenses
Management fee	1,028,279	298,312
Brokerage commissions	232	144

Total expenses	1,028,511	298,456

Net investment income	3,387,783	1,727,379

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	42,628	(119)
Net realized gain (loss) on futures contracts	1,154,070	(1,478,790)
Net increase in unrealized gain on futures contracts	40,022,690	10,914,250

Net realized and unrealized gain	41,219,388	9,435,341

Net gain	$44,607,171	$11,162,720

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the three months ended March 31, 2008 (Unaudited) and

the year ended December 31, 2007

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

Contributions	—	184,028,471	184,028,471
Redemptions	—	(55,061,684)	(55,061,684)
Net investment income	174	3,387,609	3,387,783
Net realized gain on short-term investments	2	42,626	42,628
Net realized gain on futures contracts	50	1,154,020	1,154,070
Net increase in unrealized gain on futures contracts	2,356	40,020,334	40,022,690

Members’ equity, March 31, 2008 (Unaudited)	$29,265	$631,766,793	$631,796,058

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

Contributions	—	256,621,688	256,621,688
Redemptions	—	(32,285,494)	(32,285,494)
Net investment income	898	11,079,997	11,080,895
Net realized loss on short-term investments	—	(4,519)	(4,519)
Net realized loss on futures contracts	(348)	(3,637,962)	(3,638,310)
Net increase in unrealized gain on futures contracts	5,832	82,996,038	83,001,870

Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2008 and 2007

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities
Net gain	$44,607,171	$11,162,720
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(397,903,408)	(123,889,688)
Sales/maturities of short-term investments	236,885,642	93,839,263
Accretion of discount	(4,212,541)	(2,001,701)
Net realized (gain) loss on short-term investments	(42,628)	119
Increase (decrease) in operating assets and liabilities:
Receivable for open futures contracts	—	(1,044,050)
Interest receivable	(3,745)	(1,257)
Management fee payable	137,108	18,118
Payable for open futures contracts	14,058,000	(1,271,926)

Net cash used in operating activities	(106,474,401)	(23,188,402)

Cash flows from financing activities
Contributions	184,028,471	39,645,265
Redemptions	(55,061,684)	(12,208,757)

Net cash provided by financing activities	128,966,787	27,436,508

Net increase in cash and cash equivalents	22,492,386	4,248,106

Cash and cash equivalents
Beginning of period	11,716,663	83,656

End of period	$34,209,049	$4,331,762

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

As of March 31, 2008

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 96.88%*

$107,645,000	3.62% - 3.90% due 04/24/08	$107,385,192

49,005,000	2.98% - 3.07% due 05/22/08	48,793,199

160,937,000	2.95% - 3.20% due 06/05/08	160,042,709

174,369,000	1.84% - 2.08% due 07/03/08	173,455,698

120,252,000	1.27% - 1.54% due 08/28/08	119,500,672

2,900,000	1.46% due 09/25/08	2,879,183

	Total United States Treasury Bills	$612,056,653

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

March 31, 2008

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Investing Pool’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 14, 2008.

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

March 31, 2008

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

Short-term investments on the statement of financial condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

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

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:15 P.M., New York City time each day on which NYSE Arca is open for regular trading, as soon as practicable after that time.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2008

3 - Offering of the Investing Pool Interests

Investing Pool interests are issued only to and redeemable only by the iShares S&P GSCI Commodity-Indexed Trust in exchange for a combination of CERFs and cash or short-term or similar securities in lieu of cash. The baskets of CERFs and cash or short-term or similar securities in lieu of cash are transferred to or from the Trust in exchange for interests in the Investing Pool. Individual investors cannot purchase or redeem Investing Pool interests. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool interests in exchange for CERFs and cash or short-term or similar securities in lieu of cash are treated as sales for financial statement purposes.

4 - Investing Pool Expenses

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

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2008

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2008 to March 31, 2008. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment income (i)	2.50%
Expenses (i)	0.76%
Total Return (ii)	9.33%
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

As of March 31, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
7,810	March 2011	$630,267,000	$109,272,830

As of December 31, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
6,177	March 2011	$457,345,080	$69,250,140

10 - Investment Valuation

The investment in CERFs are measured at fair value using the CME settlement price for CERFs. CERFs are classifed as a “Level 1” security, in accordance with Financial Accounting Standards Statement No. 157 (“FAS 157”), Fair Value Measurements, as the CME settlement price is a quoted price for an identical asset in an active market. At March 31, 2008, the fair value of CERFs equaled $630,267,000.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. Under FAS 157, the Treasury bills are classified as a “Level 1” security, as there is a quoted price for an identical asset in an active market. At March 31, 2008, the fair value of short-term investments equaled $612,056,653.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International, Inc., or “BGII,” is the Sponsor of the Trust and the Manager of the Investing Pool. Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BGII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

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

Shares of the Trust trade on the NYSE Arca under the symbol “GSG.”

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

Results of Operations

The Quarter Ended March 31, 2008

Net Asset Value of the Trust

The Trust’s net asset value grew from $458,195,417 at December 31, 2007 to $631,766,793 at March 31, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 8,750,000 at December 31, 2007 to 11,000,000 at March 31, 2008 due to 3,250,000 Shares (65 Baskets) being created and 1,000,000 Shares (20 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2007 to March 31, 2008, which price increased from $740.40 per CERF to $807.00 per CERF, a 9.00% increase.

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

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2008 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

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

Current Accounting Developments

In March 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”). It enhances the disclosures for derivative instruments and hedging activities. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that FAS 161 may have on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2008, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	7,810

Expiration Date:	March 2011

Weighted-Average Price per Contract:	$667.09

Fair Value:	$630,267,000

Fair value is calculated using the settlement price for the CERFs on the CME on March 31, 2008, which was $807.00 per contract, and the $100 multiplier applicable under the contract terms.

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

No material changes to Risk Factors since last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended March 31, 2008, 65 Baskets (3,250,000 Shares) have been created, and 20 Baskets (1,000,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
01/01/08 to 01/31/08	350,000	$52.16
02/01/08 to 02/29/08	—	—
03/01/08 to 03/31/08	650,000	$59.04

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: May 12, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date: May 12, 2008

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.