Form 10-Q
period 2008-06-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2008-08-07
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

400 Howard Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Group

(Address of principal executive offices)

(415) 597-2000

(Registrant and Co-Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Statements of Financial Condition

June 30, 2008 (Unaudited) and

December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$1,089,733,859	$458,195,417
Receivable for capital shares sold	7,362,983	—

Total Assets	$1,097,096,842	$458,195,417

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and contingent liabilities (Notes 6 and 7)	—	—
Redeemable capital shares, no par value, unlimited amount authorized – 14,900,000 issued and outstanding on June 30, 2008 and 8,750,000 issued and outstanding on December 31, 2007 (at redemption value)	1,097,096,842	458,195,417

Total Shareholders’ Capital	1,097,096,842	458,195,417

Total Liabilities and Shareholders’ Capital	$1,097,096,842	$458,195,417

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2008

and 2007

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$4,629,923	$2,669,978	$9,045,991	$4,695,564

Total investment income	4,629,923	2,669,978	9,045,991	4,695,564

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	1,642,230	399,065	2,670,457	697,340
Brokerage commissions	272	216	504	360

Total expenses	1,642,502	399,281	2,670,961	697,700

Net investment income	2,987,421	2,270,697	6,375,030	3,997,864

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	—	—	42,626	(119)
Net realized gain (loss) on futures contracts	6,353,713	(485,323)	7,507,733	(1,963,934)
Net increase in unrealized gain on futures contracts	196,943,812	1,964,411	236,964,146	12,877,672

Net realized and unrealized gain	203,297,525	1,479,088	244,514,505	10,913,619

Net gain	$206,284,946	$3,749,785	$250,889,535	$14,911,483

Net gain per share	$15.09	$0.73	$21.01	$3.20

Weighted-average shares outstanding	13,669,231	5,160,989	11,943,407	4,661,111

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2008 (Unaudited) and the

year ended December 31, 2007

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Shareholders’ capital, beginning of period	$458,195,417	$143,425,669

Contributions	480,471,524	256,621,688
Redemptions	(92,459,634)	(32,285,494)
Net investment income	6,375,030	11,079,997
Net realized gain (loss) on short-term investments	42,626	(4,519)
Net realized gain (loss) on futures contracts	7,507,733	(3,637,962)
Net increase in unrealized gain on futures contracts	236,964,146	82,996,038

Shareholders’ capital, end of period	$1,097,096,842	$458,195,417

Net asset value per share, end of period	$73.63	$52.37

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008

and 2007

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net gain	$250,889,535	$14,911,483
Adjustments to reconcile net gain to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(631,538,442)	(121,507,654)
Increase in receivable for capital shares sold	(7,362,983)	—

Net cash used in operating activities	(388,011,890)	(106,596,171)

Cash flows from financing activities
Contributions	480,471,524	122,918,875
Redemptions	(92,459,634)	(16,322,704)

Net cash provided by financing activities	388,011,890	106,596,171

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

1 - ORGANIZATION

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”) among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At June 30, 2008, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Income Taxes

The Trust is not an association taxable as a corporation for federal, state and local income tax purposes.

On September 12, 2007, the Sponsor, the Trustee and the Delaware Trustee entered into an amended and restated Trust Agreement with respect to the Trust. The amended and restated Trust Agreement, amended and restated in its entirety the Trust Agreement, dated as of July 7, 2006, among the Sponsor, the Trustee and the Delaware Trustee, to add certain tax-related provisions relating to the filing of a partnership tax return by the Trust. The amended and restated Trust Agreement does not alter the economic rights of investors in the Trust. Rather, it changes only the form of tax reporting investors will receive from the Trust. As a result of the filing of a partnership tax return by the Trust, investors will receive tax reporting information with respect to their investments in the Trust on IRS Schedule K-1 rather than IRS Form 1099.

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

3 - OFFERING OF THE SHARES

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for a combination of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash). The baskets of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability

iShares® S&P GSCI™ Commodity-Indexed Trust

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

company interests in the Investing Pool. In addition, the Investing Pool, and some other types of market participants, are required to deposit cash margin with their futures commission merchant with a value equal to 100% of the value of each CERF position at the time it is established. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) are treated as sales for financial statement purposes.

On June 30, 2008, the Trust had 14,900,000 Shares outstanding.

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

June 30, 2008

8 - NET ASSET VALUE AND FINANCIAL HIGHLIGHTS

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2008 to June 30, 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$52.37
Net investment income	0.53
Net realized and unrealized gain	20.73

Net increase in net assets from operations	21.26

Net asset value per Share, end of period	$73.63

Ratio to average net assets (i):
Net investment income	1.78%
Expenses	0.75%

Total Return, at net asset value (ii)	40.60%

(i):	Percentages are annualized.
(ii):	Percentage is not annualized.

9 - INVESTMENT VALUATION

Substantially all of the net assets of the Trust consist of its holdings in the Investing Pool, which are measured at fair value. In accordance with Financial Accounting Standards Statement No. 157, Fair Value Measurements, the holdings in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are observable. At June 30, 2008, the fair value of the holdings equaled $1,089,733,859.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

June 30, 2008 (Unaudited) and

December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$116,693,905	$11,716,663
Short-term investments, at fair value (Note 2D)	986,022,945	446,783,718
Interest receivable	12,164	2,516

Total Assets	$1,102,729,014	$458,502,897

Liabilities and Members’ Equity
Current Liabilities
Payable for open futures contracts	$12,329,460	$—
Management fee payable	628,177	280,797

Total Liabilities	12,957,637	280,797

Commitments and contingent liabilities (Notes 6 and 7)	—	—

Members’ Equity
General member	37,518	26,683
Limited member	1,089,733,859	458,195,417

Total Members’ Equity	1,089,771,377	458,222,100

Total Liabilities and Members’ Equity	$1,102,729,014	$458,502,897

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2008

and 2007

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Investment Income
Interest	$4,630,104	$2,670,241	$9,046,398	$4,696,076

Total investment income	4,630,104	2,670,241	9,046,398	4,696,076

Expenses
Management fee	1,642,293	399,104	2,670,572	697,416
Brokerage commissions	272	216	504	360

Total expenses	1,642,565	399,320	2,671,076	697,776

Net investment income	2,987,539	2,270,921	6,375,322	3,998,300

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	—	—	42,628	(119)
Net realized gain (loss) on futures contracts	6,353,950	(485,380)	7,508,020	(1,964,170)
Net increase in unrealized gain on futures contracts	196,951,710	1,964,520	236,974,400	12,878,770

Net realized and unrealized gain	203,305,660	1,479,140	244,525,048	10,914,481

Net gain	$206,293,199	$3,750,061	$250,900,370	$14,912,781

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the six months ended June 30, 2008 (Unaudited) and the

year ended December 31, 2007

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

Contributions	—	473,108,541	473,108,541
Redemptions	—	(92,459,634)	(92,459,634)
Net investment income	292	6,375,030	6,375,321
Net realized gain on short-term investments	2	42,626	42,628
Net realized gain on futures contracts	287	7,507,733	7,508,020
Net increase in unrealized gain on futures contracts	10,254	236,964,146	236,974,401

Members’ equity, June 30, 2008 (Unaudited)	$37,518	$1,089,733,859	$1,089,771,377

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

Contributions	—	256,621,688	256,621,688
Redemptions	—	(32,285,494)	(32,285,494)
Net investment income	898	11,079,997	11,080,895
Net realized loss on short-term investments	—	(4,519)	(4,519)
Net realized loss on futures contracts	(348)	(3,637,962)	(3,638,310)
Net increase in unrealized gain on futures contracts	5,832	82,996,038	83,001,870

Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2008

and 2007

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net gain	$250,900,370	$14,912,781
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(1,101,429,258)	(295,289,039)
Sales/maturities of short-term investments	570,617,260	194,849,263
Accretion of discount	(8,384,601)	(4,562,710)
Net realized (gain) loss on short-term investments	(42,628)	119
Increase (decrease) in operating assets and liabilities:
Receivable for open futures contracts	—	(1,601,730)
Interest receivable	(9,648)	(4,246)
Management fee payable	347,380	61,010
Payable for open futures contracts	12,329,460	(1,271,926)

Net cash used in operating activities	(275,671,665)	(92,906,478)

Cash flows from financing activities
Contributions	473,108,541	122,918,875
Redemptions	(92,459,634)	(16,322,704)

Net cash provided by financing activities	380,648,907	106,596,171

Net increase in cash and cash equivalents	104,977,242	13,689,693

Cash and cash equivalents
Beginning of period	11,716,663	83,656

End of period	$116,693,905	$13,773,349

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

As of June 30, 2008

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 90.48%*
$ 181,041,000	1.68% - 2.08% due 07/03/08	$181,020,714
130,218,000	1.27% - 1.78% due 08/28/08	129,897,803
63,916,000	1.43% - 1.75% due 09/25/08	63,667,199
88,851,000	1.35% - 1.76% due 10/09/08	88,463,443
141,808,000	1.54% - 1.73% due 10/23/08	141,072,941
206,071,000	1.88% - 2.20% due 11/20/08	204,452,843
178,885,000	1.92% - 2.05% due 11/28/08	177,448,002

	Total United States Treasury Bills	$986,022,945

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

1 - ORGANIZATION

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. Barclays Global Investors International, Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions.

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

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash or Short-Term Securities. CERFs are valued at fair value in accordance with Financial Accounting Standards Statement No. 133, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

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

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:15 P.M., New York City time, each day on which NYSE Arca is open for regular trading, as soon as practicable after that time.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

3 - OFFERING OF THE INVESTING POOL INTERESTS

Investing Pool interests are issued only to and redeemable only by the iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) in exchange for a combination of CERFs and cash or Short-Term Securities in lieu of cash. The baskets of CERFs and cash or Short-Term Securities in lieu of cash are transferred to or from the Trust in exchange for interests in the Investing Pool. Individual investors cannot purchase or redeem Investing Pool interests. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool interests in exchange for CERFs and cash or Short-Term Securities in lieu of cash are treated as sales for financial statement purposes.

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

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

June 30, 2008

8 - FINANCIAL HIGHLIGHTS

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2008 to June 30, 2008. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment income (i)	1.79%
Expenses (i)	0.75%
Total Return (ii)	40.05%

(i):	Percentages are annualized.
(ii):	Percentage is not annualized.

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

As of June 30, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
10,608	March 2011	$1,094,321,280	$306,224,540

As of December 31, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
6,177	March 2011	$457,345,080	$69,250,140

10 - INVESTMENT VALUATION

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, in accordance with Financial Accounting Standards Statement No. 157 (“FAS 157”), Fair Value Measurements, as the CME settlement price is a quoted price for an identical asset in an active market. At June 30, 2008, the fair value of CERFs equaled $1,094,321,280.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. Under FAS 157, the Treasury bills are classified as a “Level 1” security, as there is a quoted price for an identical asset in an active market. At June 30, 2008, the fair value of short-term investments equaled $986,022,945.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International, Inc., or “BGII,” is the Sponsor of the Trust and the Manager of the Investing Pool. Barclays Global Investors, N.A. is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BGII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called Authorized Participants, that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

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

The Manager values the Investing Pool’s long position in CERFs on the basis of that day’s announced CME settlement price for the CERF. The value of the Investing Pool’s CERF position (including any related margin) equals the product of (a) the number of CERF contracts owned by the Investing Pool and (b) the settlement price on the date of calculation. If there is no announced CME settlement price for the CERF on a Business Day, the Manager uses the most recently announced CME settlement price unless the Manager determines that such price is inappropriate as a basis for valuation. The daily settlement price for the CERF is established by the CME shortly after the close of trading in Chicago on each trading day.

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

Results of Operations

The quarter ended June 30, 2008

Net Asset Value of the Trust

The Trust’s net asset value grew from $631,766,793 at March 31, 2008 to $1,097,096,842 at June 30, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 11,000,000 Shares at March 31, 2008 to 14,900,000 Shares at June 30, 2008, due to 4,450,000 Shares (89 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from March 31, 2008 to June 30, 2008, which price increased from $807.00 per CERF to $1,031.60 per CERF, a 27.83% increase.

The six months ended June 30, 2008

Net Asset Value of the Trust

The Trust’s net asset value grew from $458,195,417 at December 31, 2007 to $1,097,096,842 at June 30, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 8,750,000 Shares at December 31, 2007 to 14,900,000 Shares at June 30, 2008, due to 7,700,000 Shares (154 Baskets) being created and 1,550,000 Shares (31 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2007 to June 30, 2008, which price increased from $740.40 per CERF to $1,031.60 per CERF, a 39.33% increase.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2008 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and Short-Term Securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares. The value of the CERFs is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The market risk associated with the Investing Pool’s CERF positions is limited to the amount of cash and Short-Term Securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the liquidity of the CERF market and activities of other market participants.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s and the Investing Pool’s financial position and results of operations. These estimates and assumptions affect the Trust’s and the Investing Pool’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust and the Investing Pool for further discussion of the Trust’s and the Investing Pool’s accounting policies.

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

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2008, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	10,608

Expiration Date:	March 2011

Weighted-Average Price per Contract:	$741.01

Fair Value:	$1,094,321,280

Fair value is calculated using the settlement price for the CERFs on the CME on June 30, 2008, which was $1,031.60 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, it is the objective of the Trust, through its investment in the Investing Pool, that the performance of the Shares will correspond generally to the performance of the Index, before payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Investing Pool’s CERF positions. As a result, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares.

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

There have been no material changes to Risk Factors since last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008, except as set forth below.

Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

A number of bills have been introduced in Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets, unregulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated and unregulated futures and over-the-counter derivatives positions; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool. If adopted, certain of these measures could increase the costs of the Investing Pool, could result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust; and could reduce liquidity in the market for the CERFs and the Shares. It is not possible to predict whether any of these proposed measures, or other adverse measures, will be adopted or precisely how they will ultimately affect the value of your Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended June 30, 2008, 89 Baskets (4,450,000 Shares) have been created, and 11 Baskets (550,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
04/01/08 to 04/30/08	150,000	63.60
05/01/08 to 05/31/08	150,000	67.25
06/01/08 to 06/30/08	250,000	71.08

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: August 7, 2008

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial officer)
Date: August 7, 2008

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.