Form 10-Q
period 2008-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2008-11-07
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Statements of Financial Condition

September 30, 2008 (Unaudited) and

December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$709,670,820	$458,195,417

Total Assets	$709,670,820	$458,195,417

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and contingent liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 13,450,000 issued and outstanding on September 30, 2008 and 8,750,000 issued and outstanding on December 31, 2007 (at redemption value)	709,670,820	458,195,417

Total Shareholders’ Capital	709,670,820	458,195,417

Total Liabilities and Shareholders’ Capital	$709,670,820	$458,195,417

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2008

and 2007

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$4,029,724	$3,899,400	$13,075,715	$8,594,964

Total investment income	4,029,724	3,899,400	13,075,715	8,594,964

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	1,625,672	601,267	4,296,129	1,298,607
Brokerage commissions	208	308	712	668

Total expenses	1,625,880	601,575	4,296,841	1,299,275

Net investment income	2,403,844	3,297,825	8,778,874	7,295,689

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	184,988	1,570	227,614	1,451
Net realized gain (loss) on futures contracts	14,430,631	(1,180,557)	21,938,364	(3,144,491)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(312,459,584)	31,050,067	(75,495,438)	43,927,739

Net realized and unrealized gain (loss)	(297,843,965)	29,871,080	(53,329,460)	40,784,699

Net gain (loss)	$(295,440,121)	$33,168,905	$(44,550,586)	$48,080,388

Net gain (loss) per share	$(21.34)	$4.55	$(3.62)	$8.66

Weighted-average shares outstanding	13,844,565	7,288,587	12,310,219	5,549,816

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2008 (Unaudited) and the year ended December 31, 2007

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Shareholders’ capital, beginning of period	$458,195,417	$143,425,669

Contributions	623,562,075	256,621,688
Redemptions	(327,536,086)	(32,285,494)
Net investment income	8,778,874	11,079,997
Net realized gain (loss) on short-term investments	227,614	(4,519)
Net realized gain (loss) on futures contracts	21,938,364	(3,637,962)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(75,495,438)	82,996,038

Shareholders’ capital, end of period	$709,670,820	$458,195,417

Net asset value per share, end of period	$52.76	$52.37

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008

and 2007

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities
Net gain (loss)	$(44,550,586)	$48,080,388
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(251,475,403)	(223,342,185)

Net cash used in operating activities	(296,025,989)	(175,261,797)

Cash flows from financing activities
Contributions	623,562,075	200,031,419
Redemptions	(327,536,086)	(24,769,622)

Net cash provided by financing activities	296,025,989	175,261,797

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

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

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

iShares® S&P GSCI™ Commodity-Indexed Trust

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At September 30, 2008, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

September 30, 2008

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

On September 30, 2008, the Trust had 13,450,000 Shares outstanding.

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

September 30, 2008

8 - NET ASSET VALUE AND FINANCIAL HIGHLIGHTS

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2008 to September 30, 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$52.37
Net investment income	0.71
Net realized and unrealized gain (loss)	(0.32)

Net increase in net assets from operations	0.39

Net asset value per Share, end of period	$52.76

Ratio to average net assets:
Net investment income (i)	1.53%
Expenses (i)	0.75%

Total Return, at net asset value (ii)	0.74%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

9 - INVESTMENT VALUATION

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. In accordance with Financial Accounting Standards Statement No. 157, Fair Value Measurement, the interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are observable to the Trust. At September 30, 2008, the fair value of the interests equaled $709,670,820.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

September 30, 2008 (Unaudited) and

December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$1,665,990	$11,716,663
Short-term investments, at fair value (Note 2D)	717,191,016	446,783,718
Interest receivable	1,855	2,516

Total Assets	$718,858,861	$458,502,897

Liabilities and Members’ Equity
Current Liabilities
Payable for open futures contracts	$8,728,261	$—
Management fee payable	432,895	280,797

Total Liabilities	9,161,156	280,797

Commitments and contingent liabilities (Notes 6 and 7)	$—	$—

Members’ Equity
General member	26,885	26,683
Limited member	709,670,820	458,195,417

Total Members’ Equity	709,697,705	458,222,100

Total Liabilities and Members’ Equity	$718,858,861	$458,502,897

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2008

and 2007

	Three Months Ended Sept. 30, 2008	Three Months Ended Sept. 30, 2007	Nine Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2007
Investment Income
Interest	$4,029,872	$3,899,673	$13,076,270	$8,595,749

Total investment income	4,029,872	3,899,673	13,076,270	8,595,749

Expenses
Management fee	1,625,732	601,309	4,296,304	1,298,725
Brokerage commissions	208	308	712	668

Total expenses	1,625,940	601,617	4,297,016	1,299,393

Net investment income	2,403,932	3,298,056	8,779,254	7,296,356

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	184,994	1,570	227,622	1,451
Net realized gain (loss) on futures contracts	14,431,140	(1,180,640)	21,939,160	(3,144,810)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(312,470,820)	31,052,280	(75,496,420)	43,931,050

Net realized and unrealized gain (loss)	(297,854,686)	29,873,210	(53,329,638)	40,787,691

Net gain (loss)	$(295,450,754)	$33,171,266	$(44,550,384)	$48,084,047

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the nine months ended September 30, 2008 (Unaudited) and the year ended December 31, 2007

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

Contributions	—	623,562,075	623,562,075
Redemptions	—	(327,536,086)	(327,536,086)
Net investment income	380	8,778,874	8,779,254
Net realized gain on short-term investments	8	227,614	227,622
Net realized gain on futures contracts	796	21,938,364	21,939,160
Net increase in unrealized loss on futures contracts	(982)	(75,495,438)	(75,496,420)

Members’ equity, September 30, 2008 (Unaudited)	$26,885	$709,670,820	$709,697,705

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

Contributions	—	256,621,688	256,621,688
Redemptions	—	(32,285,494)	(32,285,494)
Net investment income	898	11,079,997	11,080,895
Net realized loss on short-term investments	—	(4,519)	(4,519)
Net realized loss on futures contracts	(348)	(3,637,962)	(3,638,310)
Net increase in unrealized gain on futures contracts	5,832	82,996,038	83,001,870

Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2008

and 2007

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flows from operating activities
Net gain (loss)	$(44,550,384)	$48,084,047
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(1,541,601,412)	(464,652,971)
Sales/maturities of short-term investments	1,283,608,992	279,054,560
Accretion of discount	(12,187,256)	(8,251,105)
Net realized (gain) on short-term investments	(227,622)	(1,451)
Change in operating assets and liabilities:
Interest receivable	661	(14,302)
Management fee payable	152,098	115,503
Payable for open futures contracts	8,728,261	3,205,274

Net cash used in operating activities	(306,076,662)	(142,460,445)

Cash flows from financing activities
Contributions	623,562,075	200,031,419
Redemptions	(327,536,086)	(24,769,622)

Net cash provided by financing activities	296,025,989	175,261,797

Net increase (decrease) in cash and cash equivalents	(10,050,673)	32,801,352

Cash and cash equivalents
Beginning of period	11,716,663	83,656

End of period	$1,665,990	$32,885,008

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

As of September 30, 2008

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 101.06%*
$18,851,000	1.76% due 10/09/08	$18,843,628
141,808,000	1.54% - 1.73% due 10/23/08	141,666,147
206,071,000	1.88% - 2.20% due 11/20/08	205,501,227
204,433,000	1.92% - 2.05% due 11/28/08	203,795,041
19,729,000	1.75% - 1.81% due 12/18/08	19,653,811
124,368,000	1.00% - 1.90% due 02/19/09	123,836,854
3,916,000	1.18% due 03/19/09	3,894,308

	Total United States Treasury Bills	$717,191,016

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

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

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments and are valued at fair value in accordance with Financial Accounting Standards Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

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

September 30, 2008

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

5 - RELATED PARTIES

Barclays Global Investors International, Inc. is the “Manager” of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

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

NOTES TO FINANCIAL STATEMENTS (Unaudited) (Continued)

September 30, 2008

8 - FINANCIAL HIGHLIGHTS

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2008 to September 30, 2008. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment income (i)	1.53%
Expenses (i)	0.75%
Total Return (ii)	0.25%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

9 - INVESTING IN CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of September 30, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
9,597	March 2011	$707,106,960	$6,246,280

As of December 31, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
6,177	March 2011	$457,345,080	$69,250,140

10 - INVESTMENT VALUATION

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, in accordance with Financial Accounting Standards Statement No. 157 (“FAS 157”), Fair Value Measurements, as the CME settlement price is a quoted price for an identical asset in an active market. At September 30, 2008, the fair value of CERFs equaled $707,106,960.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. Under FAS 157, the Treasury bills are classified as a “Level 1” security, as there is a quoted price for an identical asset in an active market. At September 30, 2008, the fair value of short-term investments equaled $717,191,016.

11 - CURRENT ACCOUNTING DEVELOPMENTS

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

The Manager values all other holdings of the Investing Pool at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Manager, if the current market value cannot be determined.

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

Results of Operations

The quarter ended September 30, 2008

Net Asset Value of the Trust

The Trust’s net asset value decreased from $1,097,096,842 at June 30, 2008 to $709,670,820 at September 30, 2008. The decrease in the Trust’s net asset value resulted primarily from a decline in the price of CERFs from $1,031.60 at June 30, 2008 to $736.80 at September 30, 2008, a 28.58% decrease. The decrease in the Trust’s net asset value was also due to a decline in outstanding Shares from 14,900,000 Shares at June 30, 2008 to 13,450,000 Shares at September 30, 2008, due to 2,400,000 Shares (48 Baskets) being created and 3,850,000 Shares (77 Baskets) being redeemed during the quarter.

The nine months ended September 30, 2008

Net Asset Value of the Trust

The Trust’s net asset value grew from $458,195,417 at December 31, 2007 to $709,670,820 at September 30, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 8,750,000 Shares at December 31, 2007 to 13,450,000 Shares at September 30, 2008, due to 10,100,000 Shares (202 Baskets) being created and 5,400,000 Shares (108 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of CERFs during the period from $740.40 at December 31, 2007 to $736.80 at September 30, 2008, a 0.49% decrease.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2008 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

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

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2008, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	9,597

Expiration Date:	March 2011

Weighted-Average Price per Contract:	$743.31

Fair Value:	$707,106,960

Fair value is calculated using the settlement price for the CERFs on the CME on September 30, 2008, which was $736.80 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended September 30, 2008, 48 Baskets (2,400,000 Shares) have been created, and 77 Baskets (3,850,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
07/01/08 to 07/31/08	1,450,000	67.04
08/01/08 to 08/31/08	1,100,000	61.06
09/01/08 to 09/30/08	1,300,000	54.39

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Barclays Global Investors International, Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust

(Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

                              (Co-Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss Chief Executive Officer (Principal executive officer)
Date: November 7, 2008

/s/ Michael A. Latham
Michael A. Latham Chief Financial Officer (Principal financial officer)

Date: November 7, 2008

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.