Form 10-K
period 2008-12-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2009-02-27
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008.

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

Large accelerated filer	☐	Accelerated filer	☒	(Registrant)

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the registrant had 14,900,000 shares outstanding and the aggregate market value of the share,s held by non-affiliates was approximately $1,116,159,000. As of January 30, 2009 the registrant had 18,750,000 shares outstanding and the aggregate market value of the shares held by non-affiliates was approximately $480,937,500.

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

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called Baskets. These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash, referred to as “Short-Term Securities”) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called Authorized Participants, that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

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

CERFs are cash-settled futures contracts that settle approximately five years after their initial listing. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. Accordingly, a position in CERFs provides the holder with the positive or negative return on the S&P GSCI-ER during the period in which the position is held. For further discussion of the CERFs, see “Futures Contracts on the S&P GSCI-ER” below.

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

The Sponsor does not receive a fee in connection with its role as Sponsor. However, BGII receives an allocation in connection with its role as Manager of the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears. The Manager earned $5,181,296 for the year ended December 31, 2008.

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

Futures Contracts on the S&P GSCI-ER

The assets of the Investing Pool consist of CERFs and cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. CERFs are traded on the CME and were first listed and made available for trading on March 13, 2006. Consequently, CERFs have a limited trading history. Futures contracts and options on futures contracts on the S&P GSCI™, which does not reflect the excess return embedded in the S&P GSCI-ER , have been traded on the CME since 1992. CERFs are listed and traded separately from the S&P GSCI™ futures contracts and options on futures contracts.

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

The Index and the S&P GSCI-ER

This section contains a description of the Index and the S&P GSCI-ER. All information regarding the Index and the S&P GSCI-ER contained in this annual report, including its composition, method of calculation, changes in its components and historical performance, has been derived from publicly available information, including information published by Standard & Poor’s, or S&P, which is the Index Sponsor, but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the S&P GSCI-ER and the Index Sponsor.

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

The following information with respect to the Index and the S&P GSCI-ER reflects the policies of and is subject to change by the Index Sponsor. The Index Sponsor owns the copyright and other rights to the Index and the S&P GSCI-ER. The Index Sponsor has no obligation to consider your interests as a Shareholder and has no obligation to continue to publish, and may discontinue the publication of, the Index or the S&P GSCI-ER. The consequences of the Index Sponsor’s discontinuing the S&P GSCI-ER are described under “Risk Factors—Risk Factors Relating to CERFs and the S&P GSCI-ER”.

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

More specifically, the rolling of the contracts included in the S&P GSCI™ occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the S&P GSCI™ consists of futures contracts with the nearest expirations. The S&P GSCI™ is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the S&P GSCI™ is adjusted so that 20% of the contracts underlying the S&P GSCI™ held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the S&P GSCI™ composed entirely of contracts with the next nearest expirations. See“—Contract Daily Return”.

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

The following is a summary of the composition of and the methodology used to calculate the S&P GSCI™ as of the date of this annual report. The methodology for determining the composition and weighting of the S&P GSCI™ and for calculating its value is subject to modification in a manner consistent with the purposes of the S&P GSCI™, as described below. The Index Sponsor makes the official calculations of the value of the S&P GSCI™. At present, this calculation is performed continuously and is reported on Reuters Page. SPGSCI and on Bloomberg page SPGSCI<index> and is updated at least once every three minutes during business hours on each day on which the S&P GSCI™ is calculated, referred to as an “S&P GSCI™ Business Day”. The settlement price for the S&P GSCI-ER is reported on Reuters Page. SPGSCIP and on Bloomberg page SPGSCIP<index> at the end of each S&P GSCI™ Business Day. If Reuters ceases to publish the value of the S&P GSCI™ or the settlement price of the S&P GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the value of the S&P GSCI™ and the settlement price of the S&P GSCI-ER so long as any Shares are outstanding.

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

In addition, the Index Sponsor has established an Index Advisory Panel to assist it with the operation of the S&P GSCI™. The Index Advisory Panel meets on an annual basis and at other times at the request of the Index Committee. The principal purpose of the Index Advisory Panel is to advise the Index Committee with respect to, among other things, the calculation of the S&P GSCI™, the effectiveness of the S&P GSCI™ as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the S&P GSCI™. The Index Advisory Panel acts solely in an advisory and consultative capacity. The Index Committee makes all decisions with respect to the composition, calculation and operation of the S&P GSCI™.

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

d)	be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility”, that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development and:

i)	makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

ii)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

iii)	accepts bids and offers from multiple participants or price providers; and

iv)	is accessible by a sufficiently broad range of participants.

3)	The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price”, generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, however, the Index Sponsor, in consultation with the Index Committee, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

4)	At and after the time a contract is included in the S&P GSCI™, the daily contract reference price for that contract must be published between 10:00 a.m. and 4:00 p.m., New York City time, on each business day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five-month period.

5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

6)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity that is not represented in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $15 billion. The “total dollar value traded” is the dollar value of the total quantity of the commodity underlying transactions in the relevant contract and any related contract over the period for which the calculation is made, based on the average of the daily contract reference prices on the last day of each month during the period.

7)	A contract that is already included in the S&P GSCI™ at the time of determination and that is the only contract on the relevant commodity included in the S&P GSCI™ must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $5 billion and at least $10 billion during at least one of the three most recent annual periods used in making the determination.

8)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

9)	A contract that is already included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $10 billion and at least $20 billion during at least one of the three most recent annual periods used in making the determination.

10)	A contract that is:

a)	already included in the S&P GSCI™ at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the S&P GSCI™ at a given time. This figure is determined by multiplying the contract production weight of a contract, or CPW, by the average of its daily contract reference prices on the last day of each month during the relevant period. These amounts are summed for all contracts included in the S&P GSCI™ and each contract’s percentage of the total is then determined. The CPW of a contract is its weight in the S&P GSCI™.

b)	not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

a)	Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level.

b)	If additional contracts could be included with respect to several commodities at the same time, that procedure is first applied with respect to the commodity that has the smallest portion of the S&P GSCI™ attributable to it at the time of determination. Subject to the other eligibility criteria described above, the contract with the highest total quantity traded on that commodity will be included. Before any additional contracts on the same commodity or on any other commodity are included, the portions of the S&P GSCI™ attributable to all commodities are recalculated. The selection procedure described above is then repeated with respect to the contracts on the commodity that then has the smallest portion of the S&P GSCI™ attributable to it.

The contracts currently included in the S&P GSCI™ are futures contracts traded on the New York Mercantile Exchange, Inc., ICE Futures, the CME, the Chicago Board of Trade, the Coffee, Sugar & Cocoa Exchange, Inc., the New York Cotton Exchange, the Kansas City Board of Trade, the COMEX Division of the New York Mercantile Exchange, Inc. and the London Metal Exchange.

The futures contracts currently included in the S&P GSCI™ and their percentage dollar weights as of December 31, 2008 and 2007 are as follows:

	Commodity Weight at 12/31/08	Commodity Weight at 12/31/07
Crude Oil	31.98%	39.05%
Brent Crude Oil	12.69%	15.57%
Natural Gas	7.85%	6.15%
Wheat	5.20%	3.97%
Corn	4.93%	3.11%
Heating Oil	4.82%	6.23%
Gas Oil	4.44%	5.46%
Gold	3.49%	1.98%
RBOB Gas	3.39%	1.37%
Live Cattle	3.36%	2.13%
Soybeans	3.19%	2.20%
Aluminum	2.58%	2.25%
Copper	2.29%	2.87%
Sugar	1.84%	0.95%
Lean Hogs	1.79%	0.98%
Red Wheat	1.23%	1.43%
Cotton	1.06%	0.81%
Coffee	0.90%	0.63%
Primary Nickel	0.68%	0.86%
Feeder Cattle	0.63%	0.47%
Zinc	0.56%	0.62%
Cocoa	0.45%	0.19%
Standard Lead	0.33%	0.48%
Silver	0.33%	0.25%

*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

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

If any of these conditions exist throughout the roll period, the roll with respect to the affected contract will be affected in its entirety on the next day on which these conditions no longer exist.

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

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in September 2008 may specify a December 2008 expiration. As that contract nears expiration, it may be replaced by selling the December 2008 contract and purchasing the contract expiring in March 2009. This process is referred to as “rolling”. Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation”. In these circumstances, absent other factors, the sale of the December 2008 contract would take place at a price that is higher than the price at which the March 2009 contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the March 2009 contract. While many of the contracts included in the S&P GSCI-ER have historically exhibited consistent periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity may also fluctuate between backwardation and contango.

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

Risk Factors Relating to CERFs and the S&P GSCI-ER

The trading of CERFs - the sole contract traded by the Investing Pool - presents risks unrelated to the S&P GSCI-ER that could adversely affect the value of your Shares.

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

Ownership of the S&P GSCI™ indexes changed.

Goldman, Sachs & Co., the previous Index Sponsor, sold its interest in the GSCI family of indexes, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P. Upon completion of this sale in May 2007, S&P became the Index Sponsor. There can be no assurance that S&P, the new Index Sponsor, will not change the determination or valuation methodology of the S&P GSCI™, the S&P GSCI-ER or the Index in a manner that may be adverse to the holders of Shares.

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

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a hedge exemption from these position limits that should permit the Investing Pool to hold up to 20,000 contracts until December 31, 2009. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then applicable position limit. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Additionally, future legislative or regulatory action may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007 the Shares commenced trading on NYSE Arca under the symbol “GSG”. Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2008 and December 31, 2007, the high and low sale prices of the Shares as reported for transactions on the NYSE and NYSE Arca were as follows:

Fiscal year ended December 31, 2008	High	Low
First Quarter	$62.00	$49.86
Second Quarter	$74.91	$56.88
Third Quarter	$76.38	$50.59
Fourth Quarter	$52.23	$26.09

Fiscal year ended December 31, 2007	High	Low
First Quarter	$41.90	$35.89
Second Quarter	$43.03	$40.34
Third Quarter	$47.69	$41.04
Fourth Quarter	$53.27	$45.77

The number of holders of the Shares of the registrant as of January 30, 2009 was 135.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2008 and December 31, 2007. The Trust has no obligation to make periodic distributions to Shareholders.

There is no public trading market for the Investing Pool Interests.

b) As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash or short-term or similar securities, referred to as “Short-Term Securities,” in lieu of cash. Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with the Clearing FCM until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c) During the fourth quarter of fiscal year 2008, 91 Baskets (4,550,000 Shares) were created, and 21 Baskets (1,050,000 Shares) were redeemed.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/08 to 10/31/08	700,000	$46.65
11/01/08 to 11/30/08	350,000	$36.22
12/01/08 to 12/31/08	—	—

Total	1,050,000	$43.17

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2008, 2007 and 2006*)

(Dollar amounts in 000’s, except for net investment income per Share)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31, 2008	December 31, 2007	December 31, 2006*
Total assets	$466,237	$458,195	$143,426
Total gain (loss) on sales of investments and futures contracts	$16,571	$(3,642)	$(708)
Net investment income	$9,500	$11,080	$1,463
Weighted-average Shares outstanding	12,680,191	6,266,301	1,680,747
Net investment income per Share	0.75	$1.77	$0.87
Net cash flows	—	—	—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	December 31, 2008	December 31, 2007	December 31, 2006*
Total assets	$466,518	$458,503	$144,809
Total gain (loss) on sales of investments and futures contracts	$16,572	$(3,643)	$(708)
Net investment income	$9,501	$11,081	$1,463
Net cash flows	$17,645	$11,633	$84

*	For the period from July 10, 2006 (commencement of operations) to December 31, 2006.

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

Introduction

As described in Part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2008 (the Trust’s most recent fiscal year-end), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $466,237,257 at December 31, 2008. Outstanding shares in the Trust grew from 150,000 shares at July 10, 2006 to 16,950,000 shares outstanding at December 31, 2008.

The following chart shows the daily valuation of CERFs for the period from June 30, 2006 to December 31, 2008:

Results of Operations

The year ended December 31, 2008

Net Asset Value of Trust

The Trust’s net asset value grew from $458,195,417 at December 31, 2007 to $466,237,257 at December 31, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 8,750,000 at December 31, 2007 to 16,950,000 at December 31, 2008 due to 14,650,000 Shares (293 Baskets) being created and 6,450,000 Shares (129 Baskets) being redeemed during the year. This outstanding share increase was offset by a decrease in the price of CERFs during the year ended December 31, 2008, in which the price decreased from $740.40 per CERF to $382.50 per CERF, a 48.34% decrease. This decline in the CERF price was attributable to the deterioration in the global economic environment and a weakening credit environment, which combined to adversely affect commodity prices in the second half of 2008.

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

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2008 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs and cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2008, interest income was $14,683,161, while the fixed fee totaled $5,181,296. For the year ended December 31, 2007, interest income was $13,173,455, while the fixed fee totaled $2,091,684. From the date of commencement of operations to December 31, 2006, interest income was $1,713,961, while the fixed fee totaled $250,273. For the year ended December 31, 2008, the fixed fee comprised a greater proportion of interest income than the proportion applicable to the year ended December 31, 2007. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investing Pool. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses.

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

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME clearinghouse, which serves as the counterparty to each CERF position, and of a default by the Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin. See also “Risk Factors—Risk Factors Related to CERFs and the S&P GSCI-ER—The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, it could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME clearinghouse”.

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

Current Accounting Developments

In March 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 enhances the disclosures for derivative instruments and hedging activities. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Trust and Investing Pool are currently evaluating the impact that FAS 161 may have on their financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2008, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts	12,122
Expiration Date	March 2011
Weighted-Average Price per Contract	$656.39
Fair Value	$463,666,500

Fair value is calculated using the settlement price for the CERFs on the CME on December 31, 2008, which was $382.50 per contract, and the $100 multiplier applicable under the contract terms.

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

Quarterly Income Statements*

(Dollar amounts in 000’s, except for net gain per share)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three months ended (Unaudited)				Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$4,416	$4,630	$4,030	$1,607	$14,683

Total investment income	4,416	4,630	4,030	1,607	14,683

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	1,028	1,642	1,626	885	5,181
Brokerage commissions	0	0	0	0	1

Net investment income	3,388	2,987	2,404	722	9,500

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	43	0	185	416	644
Net realized gain (loss) on futures contracts	1,154	6,354	14,431	(6,011)	15,927
Net increase (decrease) in unrealized gain (loss) on futures contracts	40,020	196,944	(312,460)	(325,748)	(401,243)

Net realized and unrealized gain (loss)	41,217	203,298	(297,844)	(331,343)	(384,672)

Net gain (loss)	$44,605	$206,285	$(295,440)	$(330,621)	$(375,172)

Net gain (loss) per share	$4.46	$15.09	$(21.34)	$(24.05)	$(29.59)
Weighted-average shares outstanding	10,012,088	13,669,231	13,844,565	13,745,516	12,680,191

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Three months ended (Unaudited)				Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income
Interest	$4,416	$4,630	$4,030	$1,607	$14,683

Total investment income	4,416	4,630	4,030	1,607	14,683

Expenses
Management fee	1,028	1,642	1,626	885	5,181
Brokerage commissions	0	0	0	1	1

Net investment income	3,388	2,988	2,404	722	9,501

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	43	0	185	416	644
Net realized gain (loss) on futures contracts	1,154	6,354	14,431	(6,011)	15,928
Net increase (decrease) in unrealized gain (loss) on futures contracts	40,023	196,952	(312,471)	(325,760)	(401,257)

Net realized and unrealized gain (loss)	41,219	203,306	(297,855)	(331,355)	(384,685)

Net gain (loss)	$44,607	$206,293	$(295,451)	$(330,634)	$(375,184)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three months ended (Unaudited)				Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$2,026	$2,670	$3,899	$4,577	$13,172

Total investment income	2,026	2,670	3,899	4,577	13,172

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	299	399	601	793	2,092
Brokerage commissions	0	0	0	1	1

Net investment income	1,727	2,271	3,298	3,784	11,080

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	0	0	2	(7)	(5)
Net realized loss on futures contracts	(1,478)	(485)	(1,181)	(494)	(3,638)
Net increase in unrealized gain on futures contracts	10,913	1,964	31,050	39,069	82,996

Net realized and unrealized gain	9,435	1,479	29,871	38,569	79,354

Net gain	$11,162	$3,750	$33,169	$42,352	$90,434

Net gain per share	$2.69	$0.73	$4.55	$5.83	$14.43
Weighted-average shares outstanding	4,152,747	5,160,989	7,288,587	7,259,616	6,266,301

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
	Three months ended (Unaudited)				Year Ended December 31, 2007
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Investment Income
Interest	$2,026	$2,670	$3,900	$4,577	$13,173

Total investment income	2,026	2,670	3,900	4,577	13,173

Expenses
Management fee	299	399	601	793	2,092
Brokerage commissions	0	0	0	1	1

Net investment income	1,727	2,271	3,299	3,784	11,081

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	0	0	2	(7)	(5)
Net realized loss on futures contracts	(1,478)	(485)	(1,181)	(494)	(3,638)
Net increase in unrealized gain on futures contracts	10,914	1,964	31,052	39,072	83,002

Net realized and unrealized gain	9,436	1,479	29,873	38,571	79,359

Net gain	$11,163	$3,750	$33,172	$42,355	$90,440

*	Certain totals may not sum due to rounding.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s and Manager’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s and Investing Pool’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s and Investing Pool’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and Investing Pool’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s and Investing Pool’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor and Manager assessed the effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2008. Their assessment included an evaluation of the design of the Trust’s and Investing Pool’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s and Manager’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor and Manager conclude that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2008 and December 31, 2007 were:

	2008	2007
Audit fees	$87,600	$93,250
Audit-related fees	$—	$—
Tax fees	$506,425	$310,961
All other fees	$—	$—

	$379,899	$404,211

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2008 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

iShares S&P GSCI™ Commodity-Indexed Trust

iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC

Financial Statements as of December 31, 2008

Index

Page
iShares S&P GSCI™ Commodity-Indexed Trust

Report of Independent Registered Public Accounting Firm	F-2
Statements of Financial Condition as of December 31, 2008 and 2007	F-3
Statements of Operations for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-4
Statements of Changes in Shareholders’ Capital for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-5
Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-6
Notes to the Financial Statements	F-7

iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC

Report of Independent Registered Public Accounting Firm	F-11
Statements of Financial Condition as of December 31, 2008 and 2007	F-12
Statements of Operations for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-13
Statements of Changes in Members’ Equity for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-14
Statements of Cash Flows for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (Commencement of Operations) through December 31, 2006	F-15
Schedule of Investments as of December 31, 2008	F-16
Notes to the Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares S&P GSCI Commodity-Indexed Trust (the “Trust”) at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our audits, which was an integrated audit in 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2009

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$466,237,257	$458,195,417

Total Assets	$466,237,257	$458,195,417

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 16,950,000 issued and outstanding on December 31, 2008 and 8,750,000 issued and outstanding on December 31, 2007 (at redemption value)	466,237,257	458,195,417

Total Shareholders’ Capital	466,237,257	458,195,417

Total Liabilities and Shareholders’ Capital	$466,237,257	$458,195,417

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2008 and 2007 and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Year Ended December 31, 2008	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$14,682,544	$13,172,391	$1,713,414

Total investment income	14,682,544	13,172,391	1,713,414

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	5,181,087	2,091,518	250,193
Brokerage commissions	1,012	876	708

Total expenses	5,182,099	2,092,394	250,901

Net investment income	9,500,445	11,079,997	1,462,513

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	643,807	(4,519)	10,710
Net realized gain (loss) on futures contracts	15,927,248	(3,637,962)	(718,710)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(401,243,118)	82,996,038	(13,746,576)

Net realized and unrealized gain (loss)	(384,672,063)	79,353,557	(14,454,576)

Net gain (loss)	$(375,171,618)	$90,433,554	$(12,992,063)

Net gain (loss) per share	$(29.59)	$14.43	$(7.73)

Weighted-average shares outstanding	12,680,191	6,266,301	1,680,747

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2008 and 2007 and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Year Ended December 31, 2008	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Shareholders’ capital, beginning of period	$458,195,417	$143,425,669	$—
Contributions	756,083,354	256,621,688	172,182,805
Redemptions	(372,869,896)	(32,285,494)	(15,765,073)
Net investment income	9,500,445	11,079,997	1,462,513
Net realized gain (loss) on short-term investments	643,807	(4,519)	10,710
Net realized gain (loss) on futures contracts	15,927,248	(3,637,962)	(718,710)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(401,243,118)	82,996,038	(13,746,576)

Shareholders’ capital, end of period	$466,237,257	$458,195,417	$143,425,669

Net asset value per share, end of period	$27.51	$52.37	$39.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2008 and 2007 and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Year Ended December 31, 2008	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Cash flows from operating activities
Net gain (loss)	$(375,171,618)	$90,433,554	$(12,992,063)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(8,041,840)	(314,769,748)	(143,425,669)

Net cash used in operating activities	(383,213,458)	(224,336,194)	(156,417,732)

Cash flows from financing activities
Contributions	756,083,354	256,621,688	172,182,805
Redemptions	(372,869,896)	(32,285,494)	(15,765,073)

Net cash provided by financing activities	383,213,458	224,336,194	156,417,732

Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2008

1 – Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International, Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

2 – Summary of Significant Accounting Policies

A. Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and these differences could be material.

B. Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At December 31, 2008, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2008

investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

3 – Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for a combination of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. In addition, the Investing Pool, and some other types of market participants, are required to deposit cash margin with their futures commission merchant with a value equal to 100% of the value of each CERF position at the time it is established. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption processes (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2008

Redemptions of Shares in exchange for baskets of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) are treated as sales for financial statement purposes.

On December 31, 2008, the Trust had 16,950,000 Shares outstanding.

4 – Trust Expense

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

5 – Related Parties

The Sponsor, the Manager and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust. The Manager is paid by the Investing Pool and that fee is an indirect expense of the Trust.

6 – Indemnification

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

7 – Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

8 – Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (commencement of operations) to December 31, 2006. The net investment income and total expense ratios are calculated using average net asset value, and the ratios for the period from July 10, 2006 (commencement of operations) to December 31, 2006 have been annualized. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios include the allocation of net investment income and expenses from the Investing Pool. The net investment income and expense ratios for the period from July 10, 2006 (commencement of operations) to December 31, 2006 have been annualized. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2008

	Year ended December 31, 2008	Year ended December 31, 2007	July 10, 2006 to December 31, 2006
Net asset value per Share, beginning of period	$52.37	$39.84	$49.06
Net investment income	0.75	1.77	0.87
Realized and unrealized gain (loss)	(25.61)	10.76	(10.09)

Net increase (decrease) in net assets from operations	(24.86)	12.53	(9.22)

Net asset value per Share, end of period	$27.51	$52.37	$39.84

Ratio to average net assets:
Net investment income	1.38%	3.96%	4.33%
Expenses	0.75%	0.75%	0.74%
Total return, at net asset value	(47.47)%	31.45%	(18.79)%

9 – Investment Valuation

Effective January 1, 2008, the Trust adopted Financial Accounting Standards Board (FASB”) Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access as of the measurement date;
Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	–	Inputs that are unobservable for the asset or liability.

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. The interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At December 31, 2008, the fair value of the interests equaled $466,237,257.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares S&P GSCI Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Investing Pool maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Investing Pool’s internal control over financial reporting based on our audits, which was an integrated audit in 2008. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2009

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

December 31, 2008 and

December 31, 2007

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and cash equivalents	$29,361,898	$11,716,663
Short-term investments, at fair value (Note 2D)	419,578,033	446,783,718
Interest receivable	1,355	2,516
Receivable for open futures contracts	17,576,900	—

Total Assets	$466,518,186	$458,502,897

Liabilities and Members’ Equity
Current Liabilities
Management fee payable	$266,911	$280,797

Total Liabilities	266,911	280,797

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—

Members’ Equity
General member	14,018	26,683
Limited member	466,237,257	458,195,417

Total Members’ Equity	466,251,275	458,222,100

Total Liabilities and Members’ Equity	$466,518,186	$458,502,897

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the years ended December 31, 2008 and 2007

and the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Year Ended December 31, 2008	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Investment Income
Interest	$14,683,161	$13,173,455	$1,713,961

Total investment income	14,683,161	13,173,455	1,713,961

Expenses
Management fee	5,181,296	2,091,684	250,273
Brokerage commissions	1,012	876	710

Total expenses	5,182,308	2,092,560	250,983

Net investment income	9,500,853	11,080,895	1,462,978

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	643,834	(4,519)	10,718
Net realized gain (loss) on futures contracts	15,927,800	(3,638,310)	(718,728)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(401,256,770)	83,001,870	(13,751,730)

Net realized and unrealized gain (loss)	(384,685,136)	79,359,041	(14,459,740)

Net gain (loss)	$(375,184,283)	$90,439,936	$(12,996,762)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the years ended December 31, 2008 and 2007 and

the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100
Contributions	—	756,083,354	756,083,354
Redemptions	—	(372,869,896)	(372,869,896)
Net investment income	408	9,500,445	9,500,853
Net realized gain on short-term investments	27	643,807	643,834
Net realized gain on futures contracts	552	15,927,248	15,927,800
Net increase in unrealized loss on futures contracts	(13,652)	(401,243,118)	(401,256,770)

Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970
Contributions	—	256,621,688	256,621,688
Redemptions	—	(32,285,494)	(32,285,494)
Net investment income	898	11,079,997	11,080,895
Net realized loss on short-term investments	—	(4,519)	(4,519)
Net realized loss on futures contracts	(348)	(3,637,962)	(3,638,310)
Net increase in unrealized gain on futures contracts	5,832	82,996,038	83,001,870

Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

	General Member	Limited Member	Total Members’ Equity
Members’ equity, July 10, 2006 (Commencement of Operations)	$—	$—	$—
Contributions	25,000	172,182,805	172,207,805
Redemptions	—	(15,765,073)	(15,765,073)
Net investment income	465	1,462,513	1,462,978
Net realized gain on short-term investments	8	10,710	10,718
Net realized loss on futures contracts	(18)	(718,710)	(718,728)
Net increase in unrealized loss on futures contracts	(5,154)	(13,746,576)	(13,751,730)

Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows

For the years ended December 31, 2008 and 2007

and the period from July 10, 2006 (Commencement of Operations)

to December 31, 2006

	Year Ended December 31, 2008	Year Ended December 31, 2007	July 10, 2006 to December 31, 2006
Cash flows from operating activities
Net gain (loss)	$(375,184,283)	$90,439,936	$(12,996,762)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(1,857,861,177)	(770,648,845)	(168,299,470)
Sales/maturities of short-term investments	1,899,465,106	481,216,965	25,288,328
Accretion of discount	(13,754,410)	(12,631,220)	(1,703,277)
Net realized (gain) loss on short-term investments	(643,834)	4,519	(10,718)
Change in operating assets and liabilities:
Interest receivable	1,161	(2,158)	(358)
Receivable for open futures contracts	(17,576,900)	—	—
Management fee payable	(13,886)	189,542	91,255
Payable for open futures contracts	—	(1,271,926)	1,271,926

Net cash used in operating activities	(365,568,223)	(212,703,187)	(156,359,076)

Cash flows from financing activities
Contributions	756,083,354	256,621,688	172,207,805
Redemptions	(372,869,896)	(32,285,494)	(15,765,073)

Net cash provided by financing activities	383,213,458	224,336,194	156,442,732

Net increase in cash and cash equivalents	17,645,235	11,633,007	83,656

Cash and cash equivalents
Beginning of period	11,716,663	83,656	—

End of period	$29,361,898	$11,716,663	$83,656

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

December 31, 2008

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 89.99%*
$ 99,368,000	1.00% - 1.41% due 2/19/09	$99,226,530
22,216,000	0.00% - 1.18% due 3/19/09	22,206,078
239,314,000	0.40% - 1.07% due 6/4/09	238,850,477
59,508,000	0.19% - 1.50% due 7/2/09	59,294,948

	Total United States Treasury Bills	$419,578,033

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

December 31, 2008

1 – Organization

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

2 – Summary of Significant Accounting Policies

A. Basis of Accounting

The accompanying financial statements have been prepared in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and these differences could be material.

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

CERFs are derivative instruments valued at fair value in accordance with Financial Accounting Standards Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2008

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

3 – Offering of the Investing Pool Interests

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

4 – Investing Pool Expenses

The Manager pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Investing Pool. The Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2008

5 – Related Parties

Barclays Global Investors International, Inc. is the “Manager” of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

6 – Indemnification

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

7 – Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8 – Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the years ended December 31, 2008 and 2007 and the period from July 10, 2006 (commencement of operations) to December 31, 2006. The net investment income and total expense ratios are calculated using average net assets. The net investment income and expense ratios for the period from July 10, 2006 (commencement of operations) to December 31, 2006 have been annualized. The total return is based on the change in the net asset value during the period.

	Year ended December 31, 2008	Year ended December 31, 2007	July 10, 2006 to December 31, 2006
Ratio to average net assets:
Net investment income	1.38%	4.00%	4.29%
Expenses	0.75%	0.76%	0.74%
Total return	(47.86)%	31.04%	(18.16)%

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2008

9 – Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile.

As of December 31, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Loss
12,122	March 2011	$463,666,500	$(332,006,630)

As of December 31, 2007, the open CERFs were as follows:

Contracts	Expiration Date	Notional Amount	Net Unrealized Gain
6,177	March 2011	$457,345,080	$69,250,140

10 – Investment Valuation

Effective January 1, 2008, the Investing Pool adopted Financial Accounting Standards Board (FASB”) Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Investing Pool has the ability to access as of the measurement date;
Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
Level 3	–	Inputs that are unobservable for the asset or liability.

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, as the CME settlement price is a quoted price for an identical asset in an active market. At December 31, 2008, the fair value of CERFs equaled $463,666,500.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. Under FAS 157, the Treasury bills are classified as a “Level 1” security, as there is a quoted price for an identical asset in an active market. At December 31, 2008, the fair value of short-term investments equaled $419,578,033.

11 – Current Accounting Developments

In March 2008, the Financial Accounting Standards Board issued Financial Accounting Standards Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 enhances the disclosures for derivative instruments and hedging activities. The statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Trust and Investing Pool are currently evaluating the impact that FAS 161 may have on their financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

For purposes of CFTC Rule 4.22(h), to the best of the knowledge and belief of the undersigned, the information contained in the CFTC Annual Report set forth herein is accurate and complete.

Barclays Global Investors International, Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)
Date: February 27, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)
Date: February 27, 2009

*	The Registrant is a Trust and the Co-Registrant is a limited liability company and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.