Form 10-Q
period 2009-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2009-05-11
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$660,084,453	$466,237,257

Total Assets	$660,084,453	$466,237,257

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 26,300,000 issued and outstanding on March 31, 2009 and 16,950,000 issued and outstanding on December 31, 2008 (at redemption value)	660,084,453	466,237,257

Total Shareholders’ Capital	660,084,453	466,237,257

Total Liabilities and Shareholders’ Capital	$660,084,453	$466,237,257

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$601,115	$4,416,068

Total investment income	601,115	4,416,068

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	973,123	1,028,227
Brokerage commissions	840	232

Total expenses	973,963	1,028,459

Net investment income (loss)	(372,848)	3,387,609

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	111,987	42,626
Net realized gain (loss) on futures contracts	(3,239,158)	1,154,020
Net change in unrealized gain (loss) on futures contracts	(43,129,665)	40,020,334

Net realized and unrealized gain (loss)	(46,256,836)	41,216,980

Net gain (loss)	$(46,629,684)	$44,604,589

Net gain (loss) per share	$(2.32)	$4.46
Weighted-average shares outstanding	20,070,000	10,012,088

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2009 (Unaudited)

and the year ended December 31, 2008

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Shareholders’ capital, beginning of period	$466,237,257	$458,195,417
Contributions	253,805,796	756,083,354
Redemptions	(13,328,916)	(372,869,896)
Net investment income (loss)	(372,848)	9,500,445
Net realized gain on short-term investments	111,987	643,807
Net realized gain (loss) on futures contracts	(3,239,158)	15,927,248
Net change in unrealized loss on futures contracts	(43,129,665)	(401,243,118)

Shareholders’ capital, end of period	$660,084,453	$466,237,257

Net asset value per share, end of period	$25.10	$27.51

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities
Net gain (loss)	$(46,629,684)	$44,604,589
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(193,847,196)	(173,571,376)

Net cash used in operating activities	(240,476,880)	(128,966,787)

Cash flows from financing activities
Contributions	253,805,796	184,028,471
Redemptions	(13,328,916)	(55,061,684)

Net cash provided by financing activities	240,476,880	128,966,787

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2009

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

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or “CFTC,” and are operated by Barclays Global Investors International, Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International, Inc. is an indirect subsidiary of Barclays Bank PLC.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

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

March 31, 2009

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At March 31, 2009, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

On March 31, 2009, the Trust had 26,300,000 Shares outstanding.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2009

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

March 31, 2009

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2009 to March 31, 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$27.51
Net investment loss	(0.02)
Realized and unrealized loss	(2.39)

Net decrease in net assets from operations	(2.41)

Net asset value per Share, end of period	$25.10

Ratio to average net assets:
Net investment loss (i)	(0.29)%
Expenses (i)	0.75%
Total return, at net asset value (ii)	(8.76)%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

9 - Investment Valuation

Effective January 1, 2008, the Trust adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

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

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. The interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At March 31, 2009, the fair value of the Trust’s interests in the Investing Pool equaled $660,084,453.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2009

10 - Subsequent Event

On April 9, 2009, Barclays Global Investors UK Holdings Limited (“BGIUKHL”), the parent company of (i) Barclays Global Investors, N.A. (“BGINA”), the Trustee, (ii) Barclays Global Investors International, Inc., the Sponsor and the Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, entered into an agreement which contemplates the sale of its interest in all three entities and certain of their affiliates to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

While the sale may result in a change of the trustee of the Trust and will represent a change in the ownership of the advisor of the Investing Pool, it is not expected that it will otherwise affect the Trust, its shareholders or an investment in the Shares, or the Trust’s investment in the Investing Pool. Prior to the sale, the non-iShares business of BGINA will be transferred to another entity owned by BGIUKHL.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At March 31, 2009 (Unaudited) and December 31, 2008

	March 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$7,625,544	$29,361,898
Short-term investments, at fair value (Note 2D)	641,601,501	419,578,033
Interest receivable	899	1,355
Receivable for variation margin on open futures contracts	11,242,200	17,576,900

Total Assets	$660,470,144	$466,518,186

Liabilities and Members’ Equity
Current Liabilities
Management fee payable	$372,907	$266,911

Total Liabilities	372,907	266,911

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	12,784	14,018
Limited member	660,084,453	466,237,257

Total Members’ Equity	660,097,237	466,251,275

Total Liabilities and Members’ Equity	$660,470,144	$466,518,186

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Investment Income
Interest	$601,130	$4,416,294

Total investment income	601,130	4,416,294

Expenses
Management fee	973,147	1,028,279
Brokerage commissions	840	232

Total expenses	973,987	1,028,511

Net investment income (loss)	(372,857)	3,387,783

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	111,989	42,628
Net realized gain (loss) on futures contracts	(3,239,250)	1,154,070
Net change in unrealized gain (loss) on futures contracts	(43,130,800)	40,022,690

Net realized and unrealized gain (loss)	(46,258,061)	41,219,388

Net gain (loss)	$(46,630,918)	$44,607,171

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the three months ended March 31, 2009 (Unaudited)

and the year ended December 31, 2008

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	253,805,796	253,805,796
Redemptions	—	(13,328,916)	(13,328,916)
Net investment loss	(9)	(372,848)	(372,857)
Net realized gain on short-term investments	2	111,987	111,989
Net realized loss on futures contracts	(92)	(3,239,158)	(3,239,250)
Net change in unrealized loss on futures contracts	(1,135)	(43,129,665)	(43,130,800)

Members’ equity, March 31, 2009	$12,784	$660,084,453	$660,097,237

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100
Contributions	—	756,083,354	756,083,354
Redemptions	—	(372,869,896)	(372,869,896)
Net investment income	408	9,500,445	9,500,853
Net realized gain on short-term investments	27	643,807	643,834
Net realized gain on futures contracts	552	15,927,248	15,927,800
Net change in unrealized loss on futures contracts	(13,652)	(401,243,118)	(401,256,770)

Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities
Net gain (loss)	$(46,630,918)	$44,607,171
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(432,842,129)	(397,903,408)
Sales/maturities of short-term investments	211,520,426	236,885,642
Accretion of discount	(589,776)	(4,212,541)
Net realized gain on short-term investments	(111,989)	(42,628)
Change in operating assets and liabilities:
Interest receivable	456	—
Receivable for variation margin on open futures contracts	6,334,700	(3,745)
Management fee payable	105,996	137,108
Payable for variation margin on open futures contracts	—	14,058,000

Net cash used in operating activities	(262,213,234)	(106,474,401)

Cash flows from financing activities
Contributions	253,805,796	184,028,471
Redemptions	(13,328,916)	(55,061,684)

Net cash provided by financing activities	240,476,880	128,966,787

Net increase (decrease) in cash and cash equivalents	(21,736,354)	22,492,386

Cash and cash equivalents
Beginning of period	29,361,898	11,716,663

End of period	$7,625,544	$34,209,049

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

As of March 31, 2009

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 97.20%*
$149,314,000	0.40% due 06/04/09	$149,207,821
206,508,000	0.19% - 1.50% due 07/02/09	206,285,291
179,368,000	0.265% - 0.475% due 08/27/09	179,081,251
107,216,000	0.35% - 0.39% due 09/17/09	107,027,138

	Total United States Treasury Bills	$641,601,501

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

March 31, 2009

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

The Investing Pool is a commodity pool, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or “CFTC,” and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of Barclays Bank PLC. Barclays Global Fund Advisors, an indirect subsidiary of Barclays Bank PLC, serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Investing Pool’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

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

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2009

for the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments valued at fair value in accordance with Financial Accounting Standards Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statement of Operations.

The investment objective of the Investing Pool is to seek investment results that correspond generally to the performance of the Index before payment of the Investing Pool’s expenses through holds of long positions in CERFs.

For futures contracts, counterparty credit risk is mitigated because futures contracts are exchange-traded and the exchange’s clearinghouse acts as central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account).

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in CERFs.

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

March 31, 2009

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

5 - Related Parties

Barclays Global Investors International, Inc. is the Manager of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

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

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2009

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2009 to March 31, 2009. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.29)%
Expenses (i)	0.75%
Total Return (ii)	(8.99)%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

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

As of March 31, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
18,737	March 2011	$653,921,300	$(375,137,430)

As of December 31, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
12,122	March 2011	$463,666,500	$(332,006,630)

In accordance with Financial Accounting Standards Board Statement No. 161 Disclosures about Derivative Instruments and Hedging Activities, the following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of March 31, 2009:

	Asset derivatives		Liability derivatives
	Location on Statement of Financial Condition	Fair value	Location on Statement of Financial Condition	Fair value
Commodity contracts	Receivable for variation margin on open futures contracts	$11,242,200	Payable for variation margin on open futures contracts	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2009

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the period ended March 31, 2009:

	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations	Change in Unrealized Gain (Loss) Recognized on the Statement of Operations
Commodity contracts	Net realized gain (loss) on futures contracts / change in unrealized gain (loss) on futures contracts	$(3,239,250)	$(43,130,800)

10 - Investment Valuation

Effective January 1, 2008, the Investing Pool adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (“FAS 157”), Fair Value Measurements. This standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

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

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, as the CME settlement price is a quoted price for an identical asset in an active market. At March 31, 2009, the fair value of CERFs equaled $653,921,300.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. Under FAS 157, the Treasury bills are classified as a “Level 1” security, as there is a quoted price for an identical asset in an active market. At March 31, 2009, the fair value of short-term investments equaled $641,601,501.

11 - Subsequent Event

On April 9, 2009, Barclays Global Investors UK Holdings Limited (“BGIUKHL”), the parent company of (i) Barclays Global Investors, N.A. (“BGINA”), the Trustee of the Trust, (ii) Barclays Global Investors International, Inc., the Sponsor of the Trust and the Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, entered into an agreement which contemplates the sale of its interest in all three entities and certain of their affiliates to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2009

While the sale may result in a change of the trustee of the Trust and will represent a change in the ownership of the advisor of the Investing Pool, it is not expected that it will otherwise affect the Trust, its shareholders or an investment in the Shares, or the Trust’s investment in the Investing Pool. Prior to the sale, the non-iShares business of BGINA will be transferred to another entity owned by BGIUKHL.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or S&P GSCI-ER, listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International, Inc., or “BGII,” is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. Barclays Global Investors, N.A. is the “Trustee” of the Trust. Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BGII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called “Baskets.” These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called Authorized Participants, that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on the NYSE Arca under the symbol “GSG.”

On April 9, 2009, Barclays Global Investors UK Holdings Limited (“BGIUKHL”), the parent company of (i) Barclays Global Investors, N.A. (“BGINA”), the Trustee of the Trust, (ii) Barclays Global Investors International, Inc., the Sponsor of the Trust and the Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, entered into an agreement which contemplates the sale of its interest in all three entities and certain of their affiliates to Blue Sparkle, L.P., a Cayman Islands limited partnership. Blue Sparkle, L.P. is an investment vehicle for private equity funds affiliated with CVC Capital Partners Group SICAV-FIS S.A., a private equity and investment advisory firm. The sale is subject to certain regulatory approvals and other conditions.

While the sale may result in a change of the trustee of the Trust and will represent a change in the ownership of the advisor of the Investing Pool, it is not expected that it will otherwise affect the Trust, its shareholders or an investment in the Shares, or the Trust’s investment in the Investing Pool. Prior to the sale, the non-iShares business of BGINA will be transferred to another entity owned by BGIUKHL.

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

Results of Operations

The quarter ended March 31, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $466,237,257 at December 31, 2008 to $660,084,453 at March 31, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 16,950,000 Shares at December 31, 2008 to 26,300,000 Shares at March 31, 2009, due to 9,850,000 Shares (197 Baskets) being created and 500,000 Shares (10 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a decrease in the price of CERFs during the period from $382.50 at December 31, 2008 to $349.00 at March 31, 2009, a 8.76% decrease.

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2009 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

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

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2009, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	18,737
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$549.21
Fair Value:	$653,921,300

Fair value is calculated using the settlement price for the CERFs on the CME on March 31, 2009, which was $349.00 per contract, and the $100 multiplier applicable under the contract terms.

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

There have been no material changes to Risk Factors since last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended March 31, 2009, 197 Baskets (9,850,000 Shares) have been created, and 10 Baskets (500,000 Shares) have been redeemed in accordance with their terms as follows:

Periods	Total Number of Shares Redeemed	Average Price Per Share
01/01/09 to 01/31/09	500,000	26.66
02/01/09 to 02/28/09	—	—
03/01/09 to 03/31/09	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 11, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2009

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International, Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.