Form 10-Q
period 2009-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2009-11-06
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

c/o Barclays Global Investors International Inc.

400 Howard Street

San Francisco, California 94105

Attn: BGI’s Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 597-2000

(Registrant and Co-Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant and Co-Registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant and Co-Registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

i

ii

Part I – Financial Information

Item 1.	Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, at equity method	$1,643,085,201	$466,237,257

Total Assets	$1,643,085,201	$466,237,257

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital shares, no par value, unlimited amount authorized – 55,950,000 issued and outstanding on September 30, 2009 and 16,950,000 issued and outstanding on December 31, 2008 (at redemption value)	1,643,085,201	466,237,257

Total Shareholders’ Capital	1,643,085,201	466,237,257

Total Liabilities and Shareholders’ Capital	$1,643,085,201	$466,237,257

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$719,795	$4,029,724	$2,110,373	$13,075,715

Total investment income	719,795	4,029,724	2,110,373	13,075,715

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,883,449	1,625,672	5,756,174	4,296,129
Brokerage commissions	—	208	2,173	712

Total expenses	2,883,449	1,625,880	5,758,347	4,296,841

Net investment income (loss)	(2,163,654)	2,403,844	(3,647,974)	8,778,874

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	59,113	184,988	193,117	227,614
Net realized gain (loss) on futures contracts	—	14,430,631	(8,007,881)	21,938,364
Net change in unrealized gain (loss) on futures contracts	(30,296,729)	(312,459,584)	85,034,119	(75,495,438)

Net realized and unrealized gain (loss)	(30,237,616)	(297,843,965)	77,219,355	(53,329,460)

Net gain (loss)	$(32,401,270)	$(295,440,121)	$73,571,381	$(44,550,586)

Net gain (loss) per share	$(0.65)	$(21.34)	$2.02	$(3.62)
Weighted-average shares outstanding	49,768,813	13,844,565	36,352,198	12,310,219

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2009 (Unaudited)

and the year ended December 31, 2008

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Shareholders’ capital, beginning of period	$466,237,257	$458,195,417
Contributions	1,141,869,161	756,083,354
Redemptions	(38,592,598)	(372,869,896)
Net investment income (loss)	(3,647,974)	9,500,445
Net realized gain on short-term investments	193,117	643,807
Net realized gain (loss) on futures contracts	(8,007,881)	15,927,248
Net change in unrealized gain (loss) on futures contracts	85,034,119	(401,243,118)

Shareholders’ capital, end of period	$1,643,085,201	$466,237,257

Net asset value per share, end of period	$29.37	$27.51

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities
Net gain (loss)	$73,571,381	$(44,550,586)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(1,176,847,944)	(251,475,403)

Net cash used in operating activities	(1,103,276,563)	(296,025,989)

Cash flows from financing activities
Contributions	1,141,869,161	623,562,075
Redemptions	(38,592,598)	(327,536,086)

Net cash provided by financing activities	1,103,276,563	296,025,989

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2009

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. Barclays Global Investors International Inc. is the “Sponsor” of the Trust and Barclays Global Investors, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”) among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established. Barclays Global Investors International Inc. (the “Manager”) is responsible for the administration of the Investing Pool.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or “CFTC,” and are operated by Barclays Global Investors International Inc., a commodity pool operator registered with the CFTC. Barclays Global Investors International Inc. is an indirect subsidiary of Barclays Bank PLC.

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of (i) the Trustee of the Trust, (ii) the Sponsor of the Trust and Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in the Shares.

The Trustee has the absolute right to reject any creation order, including, without limitation, creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, its shareholders or the Investing Pool. The Trust disclosed through a report on Form 8-K, which was filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2009, that the Trustee expected to reject any creation orders for Shares of the Trust upon the Trust reaching Shares outstanding of approximately 55,900,000 in order to continue to manage the assets of the Trust and the Investing Pool consistent with their investment objective. The Trust received creation orders on August 24, 2009 that would exceed that number of Shares, and has accordingly stopped accepting further creation orders temporarily.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2009

not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

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

At September 30, 2009, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

September 30, 2009

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

On August 24, 2009, the Trust temporarily stopped accepting creation orders for the Shares. See Note 1 – Organization above.

On September 30, 2009, the Trust had 55,950,000 Shares outstanding.

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

September 30, 2009

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2009 to September 30, 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$27.51
Net investment loss	(0.10)
Realized and unrealized gain	1.96

Net increase in net assets from operations	1.86

Net asset value per Share, end of period	$29.37

Ratio to average net assets:
Net investment loss (i)	(0.47)%
Expenses (i)	0.75%
Total return, at net asset value (ii)	6.76%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

9 - Investment Valuation

The Trust values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. The interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At September 30, 2009, the fair value of the Trust’s interests in the Investing Pool equaled $1,643,085,201.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2009

10 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2009, events and transactions subsequent to September 30, 2009 through November 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At September 30, 2009 (Unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$25,252,057	$29,361,898
Short-term investments, at fair value (Note 2D)	1,552,274,711	419,578,033
Interest receivable	69	1,355
Receivable for variation margin on open futures contracts	66,569,540	17,576,900

Total Assets	$1,644,096,377	$466,518,186

Liabilities and Members’ Equity
Current Liabilities
Management fee payable	$996,218	$266,911

Total Liabilities	996,218	266,911

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	14,958	14,018
Limited member	1,643,085,201	466,237,257

Total Members’ Equity	1,643,100,159	466,251,275

Total Liabilities and Members’ Equity	$1,644,096,377	$466,518,186

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Nine Months Ended Sept. 30, 2009	Nine Months Ended Sept. 30, 2008
Investment Income
Interest	$719,802	$4,029,872	$2,110,406	$13,076,270

Total investment income	719,802	4,029,872	2,110,406	13,076,270

Expenses
Management fee	2,883,477	1,625,732	5,756,252	4,296,304
Brokerage commissions	—	208	2,173	712

Total expenses	2,883,477	1,625,940	5,758,425	4,297,016

Net investment income (loss)	(2,163,675)	2,403,932	(3,648,019)	8,779,254

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	59,114	184,994	193,120	227,622
Net realized gain (loss) on futures contracts	—	14,431,140	(8,008,024)	21,939,160
Net change in unrealized gain (loss) on futures contracts	(30,296,990)	(312,470,820)	85,035,244	(75,496,420)

Net realized and unrealized gain (loss)	(30,237,876)	(297,854,686)	77,220,340	(53,329,638)

Net gain (loss)	$(32,401,551)	$(295,450,754)	$73,572,321	$(44,550,384)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the nine months ended September 30, 2009 (Unaudited)

and the year ended December 31, 2008

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,161	1,141,869,161
Redemptions	—	(38,592,598)	(38,592,598)
Net investment loss	(45)	(3,647,974)	(3,648,019)
Net realized gain on short-term investments	3	193,117	193,120
Net realized loss on futures contracts	(143)	(8,007,881)	(8,008,024)
Net change in unrealized gain on futures contracts	1,125	85,034,119	85,035,244

Members’ equity, September 30, 2009	$14,958	$1,643,085,201	$1,643,100,159

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100
Contributions	—	756,083,354	756,083,354
Redemptions	—	(372,869,896)	(372,869,896)
Net investment income	408	9,500,445	9,500,853
Net realized gain on short-term investments	27	643,807	643,834
Net realized gain on futures contracts	552	15,927,248	15,927,800
Net change in unrealized loss on futures contracts	(13,652)	(401,243,118)	(401,256,770)

Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flows from operating activities
Net gain (loss)	$73,572,321	$(44,550,384)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(2,719,348,531)	(1,541,601,412)
Sales/maturities of short-term investments	1,588,894,244	1,283,608,992
Accretion of discount	(2,049,271)	(12,187,256)
Net realized gain on short-term investments	(193,120)	(227,622)
Change in operating assets and liabilities:
Interest receivable	1,286	661
Receivable for variation margin on open futures contracts	(48,992,640)	—
Management fee payable	729,307	152,098
Payable for variation margin on open futures contracts	—	8,728,261

Net cash used in operating activities	(1,107,386,404)	(306,076,662)

Cash flows from financing activities
Contributions	1,141,869,161	623,562,075
Redemptions	(38,592,598)	(327,536,086)

Net cash provided by financing activities	1,103,276,563	296,025,989

Net decrease in cash and cash equivalents	(4,109,841)	(10,050,673)

Cash and cash equivalents
Beginning of period	29,361,898	11,716,663

End of period	$25,252,057	$1,665,990

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

As of September 30, 2009

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 94.47%*
$1,005,822,000	0.12% - 0.23% due 10/22/09	$1,005,729,111
546,584,000	0.04% - 0.12% due 11/19/09	546,545,600

	Total United States Treasury Bills	$1,552,274,711

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

September 30, 2009

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. Barclays Global Investors International Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions.

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

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of (i) the Trustee of the Trust, (ii) the Sponsor of the Trust and Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in the Shares.

The Trustee has the absolute right to reject any creation order, including, without limitation, creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, its shareholders or the Investing Pool. The Trust disclosed through a report on Form 8-K, which was filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2009, that the Trustee expected to reject any creation orders for Shares of the Trust upon the Trust reaching Shares outstanding of approximately 55,900,000 in order to continue to manage the assets of the Trust and the Investing Pool consistent with their investment objective. The Trust received creation orders on August 24, 2009 that would exceed that number of Shares, and has accordingly stopped accepting further creation orders temporarily.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Investing Pool’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on February 27, 2009.

The Investing Pool is not an investment company registered under the Investment Company Act of 1940, as amended.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2009

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

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statement of Operations.

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

September 30, 2009

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

5 - Related Parties

Barclays Global Investors International Inc. is the Manager of the Investing Pool, and Barclays Global Investors, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

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

September 30, 2009

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet been made.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2009 to September 30, 2009. The net investment income and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.47)%
Expenses (i)	0.75%
Total return (ii)	6.21%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized

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

As of September 30, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
39,862	March 2011	$1,632,747,520	$(246,971,386)

As of December 31, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
12,122	March 2011	$463,666,500	$(332,006,630)

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2009

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
	Location on Statement of Financial Condition	Fair Value	Location on Statement of Financial Condition	Fair Value
Commodity Contracts	Receivable for variation margin on open futures contracts	$66,569,540	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the nine month period ended September 30, 2009:

	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations	Change in Unrealized Gain (Loss) Recognized on the Statement of Operations
Commodity Contracts	Net realized gain (loss) on futures contracts / change in unrealized gain (loss) on futures contracts	$(8,008,024)	$85,035,244

10 - Investment Valuation

The Investing Pool values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, as the CME settlement price is a quoted price for an identical asset in an active market. At September 30, 2009, the fair value of CERFs equaled $1,632,747,520.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. The Treasury bills are classified as a “Level 2” security, as quoted prices for an identical asset are obtained from markets that are generally less active. At September 30, 2009, the fair value of short-term investments equaled $1,552,274,711.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2009

11 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended September 30, 2009, events and transactions subsequent to September 30, 2009 through November 6, 2009, the date the financial statements were issued, have been evaluated by management for possible adjustment and/or disclosure. No subsequent events requiring financial statement disclosure have been identified.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. Barclays Global Investors International Inc., or “BGII,” is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. Barclays Global Investors, N.A. is the “Trustee” of the Trust. Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the Commodity Exchange Act and the applicable regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BGII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares called “Baskets.” These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Shareholders who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on NYSE Arca under the symbol “GSG.”

On June 16, 2009, the Board of Directors of Barclays PLC (“Barclays”), the ultimate parent company of (i) the Trustee of the Trust, (ii) the Sponsor of the Trust and Manager of the Investing Pool, and (iii) Barclays Global Fund Advisors, the advisor of the Investing Pool, accepted a binding offer and entered into an agreement to sell its interests in the Sponsor and certain affiliated companies to BlackRock, Inc. (the “BlackRock Transaction”). The BlackRock Transaction is subject to certain regulatory approvals, as well as other conditions to closing. The previously announced agreement, providing for the sale by Barclays of its interests in the Sponsor and certain affiliated companies to a holding company of CVC Capital Partners Group SICAV-FIS S.A., was terminated in connection with the BlackRock Transaction.

It is not expected that the BlackRock Transaction will materially affect the Trust, its shareholders, or an investment in the Shares.

The Trustee has the absolute right to reject any creation order, including, without limitation, creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, its shareholders or the Investing Pool. The Trust disclosed through a report on Form 8-K, which was filed with the Securities and Exchange Commission on August 21, 2009, that the Trustee expected to reject any creation orders for Shares of the Trust upon the Trust reaching Shares outstanding of approximately 55,900,000 in order to continue to manage the assets of the Trust and the Investing Pool consistent with their investment objective. The Trust received creation orders on August 24, 2009 that would exceed that number of Shares, and has accordingly stopped accepting further creation orders temporarily.

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

Results of Operations

The quarter ended September 30, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $1,434,647,427 at June 30, 2009 to $1,643,085,201 at September 30, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 47,950,000 Shares at June 30, 2009 to 55,950,000 Shares at September 30, 2009, due to 8,000,000 Shares (160 Baskets) being created and zero Shares being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a decrease in the price of CERFs during the period from $416.80 at June 30, 2009 to $409.60 at September 30, 2009, an 1.73% decrease.

The nine months ended September 30, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $466,237,257 at December 31, 2008 to $1,643,085,201 at September 30, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 16,950,000 Shares at December 31, 2008 to 55,950,000 Shares at September 30, 2009, due to 40,350,000 Shares (807 Baskets) being created and 1,350,000 Shares (27 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was also affected by an increase in the price of CERFs during the period from December 31, 2008 to September 30, 2009, which price increased from $382.50 per CERF to $409.60 per CERF, a 7.08% increase.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2009 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense, however, the Investing Pool could be forced to liquidate its CERF positions.

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

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2009, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	39,862
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$471.56
Fair Value:	$1,632,747,520

Fair value is calculated using the settlement price for the CERFs on the CME on September 30, 2009, which was $409.60 per contract, and the $100 multiplier applicable under the contract terms.

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

There have been no material changes to the Risk Factors last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009 except as set forth below:

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

Significant reductions in the permitted level of speculative and investment exposure in the S&P GSCI™ and or underlying commodities, for example as a result of new regulatory restrictions on position limits and position limit exemptions, could depress the price of the S&P GSCI™ and or underlying commodities, adversely affecting the value of your Shares.

Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

A number of bills have been introduced in Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets, unregulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated and unregulated futures and over-the-counter derivatives positions; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool. If adopted, certain of these measures could increase the costs of the Investing Pool, could result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust; and could reduce liquidity in the market for the CERFs and the Shares. It is not possible to predict whether any of these proposed measures, or other adverse measures, will be adopted or precisely how they will ultimately affect the value of your Shares. However, if adopted, such measures could adversely affect the value of your Shares.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a hedge exemption from these position limits that should permit the Investing Pool to hold up to 40,000 contracts until December 31, 2009. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then-applicable position limit. Additionally, future legislative or regulatory action may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust.

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors – Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	During the quarter ended September 30, 2009, 160 Baskets (8,000,000 Shares) have been created. No redemption of Shares occurred during the quarter ended September 30, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on their behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Barclays Global Investors International Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Lee T. Kranefuss
Lee T. Kranefuss
Chief Executive Officer
(Principal executive officer)

Date: November 6, 2009

/s/ Michael A. Latham
Michael A. Latham
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2009

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of Barclays Global Investors International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.