Form 10-K
period 2009-12-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2010-02-26
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

c/o BlackRock Asset Management International Inc.

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

Intermediary Investor and Exchange-Traded Products Department

(Address of principal executive offices)

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares (Units of Beneficial Interest)	NYSE Arca
(Title of class)	(Name of exchange on which registered)

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

Large accelerated filer	☒	(Registrant)	Accelerated filer	☐

Non-accelerated filer	☐		Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the registrant had 47,950,000 shares outstanding and the aggregate market value of the shares held by non-affiliates was approximately $1,440,897,500. As of January 29, 2010 the registrant had 55,550,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST AND INVESTING POOL FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

Part I

Item 1. Business.

Summary

The iShares® S&P GSCITM Commodity-Indexed Trust, or the Trust, is a Delaware statutory trust formed on July 7, 2006. The Trust issues units of beneficial interest, called Shares, representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCITM Commodity-Indexed Investing Pool LLC, or the Investing Pool. The Investing Pool is a Delaware limited liability company formed on July 7, 2006. The Investing Pool holds long positions in futures contracts on the S&P GSCITM Excess Return Index, called CERFs. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCITM Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities.

BlackRock Asset Management International Inc. (formerly Barclays Global Investors International Inc.), or BAMII, is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. (formerly Barclays Global Investors, N.A.), or BTC, is the Trustee of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission, or CFTC, and are operated by BAMII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

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

BlackRock Fund Advisors (formerly Barclays Global Fund Advisors), or the Advisor, which is a commodity trading advisor registered with the CFTC, acts as the commodity trading advisor for the Investing Pool. The Advisor enters into long positions in CERFs and posts cash and Short-Term Securities as collateral on behalf of the Investing Pool.

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

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV will fluctuate primarily with changes in the market value of CERFs. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 p.m., New York City time, liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for these contracts are closed, which usually occurs from 4:00 p.m. to 5:00 p.m., Chicago time, for the CERFs. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

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

The Sponsor does not receive a fee in connection with its role as Sponsor. However, BAMII receives an allocation in connection with its role as Manager of the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears. The Manager earned $9,015,519 for the year ended December 31, 2009.

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

Upon the transfer of (1) the required consideration of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) in the amounts, and to the accounts, specified by the Trustee, and (2) the Trustee’s transaction fee per Basket of $6.50 multiplied by the number of CERFs included in the Basket Amount, the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company, or DTC, account of the Authorized Participant. In limited circumstances and with the approval of the Sponsor, Baskets may be created for cash, in which case the Authorized Participant will be required to pay any additional issuance costs, including the costs to the Investing Pool of establishing the corresponding CERF position.

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

Investing Pool Agreement

The Investing Pool is governed by the Investing Pool Agreement, entered into between the Trust and BAMII, as members. BAMII serves as Manager under the Investing Pool Agreement and, as such, is responsible for the administration of the Investing Pool.

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

The Manager has delegated some of the administration of the Investing Pool to BTC, the Administrator, which in turn has employed State Street Bank and Trust Company as the Investing Pool administrator to maintain various records and carry out various duties on behalf of the Investing Pool. BTC has also employed PricewaterhouseCoopers LLP as the Tax Administrator to provide tax accounting and tax reporting services for the Trust and the Investing Pool.

The Manager will pay expenses that would otherwise be considered ordinary operating expenses of the Investing Pool (other than trading commissions). In recognition of its paying these expenses, as well as the ordinary operating expenses with respect to the Trust, for which BAMII serves as Sponsor, the Manager receives a special allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears.

The Investing Pool has entered into a commodity trading advisor agreement with the Advisor, which provides the Advisor with discretionary authority to make all determinations with respect to the Investing Pool’s assets, subject to specified limitations. The Investing Pool has also entered into a futures commission merchant (“FCM”) agreement that provides for the execution and clearing of transactions in futures, payment of commissions, custody of assets and other standard provisions. Goldman, Sachs & Co. is the Clearing FCM of the Investing Pool. The Investing Pool may employ other FCMs for the execution of CERF transactions.

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

Futures Contracts on the S&P GSCI-ER

The assets of the Investing Pool consist of CERFs and cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. CERFs are traded on the CME and were first listed and made available for trading on March 13, 2006. Consequently, CERFs have a limited trading history. Futures contracts and options on futures contracts on the S&P GSCITM, which does not reflect the excess return embedded in the S&P GSCI-ER , have been traded on the CME since 1992. CERFs are listed and traded separately from the S&P GSCITM futures contracts and options on futures contracts. CERFs are subject to the rules of the CME. The number of Shares the Trust is able to have outstanding at any time is dependent on the number of CERFs the Investing Pool is permitted to own under the rules of the CME, which impose limits or accountability standards with respect to the maximum number of CERFs that a market participant may own.

CERFs trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in CERFs are cleared through the CME Clearing House by the trader’s FCM acting as its agent. Under these clearing arrangements, the CME Clearing House becomes the buyer to each member FCM representing a seller of the contract and the seller to each member FCM representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in CERFs is subject to the credit risk of the CME Clearing House and the FCM carrying its position in CERFs.

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

Futures contracts typically require deposits of initial margin as well as payments of daily variation margin as the value of the contracts fluctuate. For most market participants, the initial margin requirement for CERFs is generally expected to be 3% to 7%. Certain market participants, known as “100% margin participants”, however, are required to deposit with their FCM initial margin in an amount equal to 100% of the value of the CERF on the date the position is established. The FCM, in turn, is required to deliver to the CME Clearing House initial margin at a level generally expected to be from 3% to 7% and pledge to the CME Clearing House, pursuant to a separate custody arrangement pursuant to CME rules, an amount equal to the remainder of the 100% margin amount posted by 100% margin participants. The separate custody arrangement will be an account with the FCM.

As a result of these arrangements, a 100% margin participant buying a CERF is subject to substantially greater initial margin requirements than other market participants, but is not required to deposit any additional amounts with its FCM as variation margin if the value of the CERFs declines. Instead, the FCM is obligated to make variation margin payments to the CME Clearing House in respect of CERFs held by 100% margin participants, which it transfers from the separate custody account (and, in turn, from the 100% margin posted by those participants).

If the daily settlement price increases, the FCM receives variation margin from the CME Clearing House for the account of the 100% margin participant, which it holds in the separate custody account for the benefit of the 100% margin participant. The buyer is not, however, entitled to receive or withdraw this variation margin from its FCM until the liquidation or final settlement of its CERF position. The buyer is entitled to receive interest or other income on the assets it has deposited as margin or that are credited to the custody account on its behalf from time to time.

Upon liquidation or settlement of a CERF, a 100% margin participant will receive from its FCM its initial margin deposit, adjusted for variation margin paid or received by the FCM with respect to the contract during the time it was held by the participant (or the proceeds from liquidation of any investments made with such funds for the benefit of the participant under the terms of its custody arrangement with the carrying FCM).

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

GSCI® is currently a registered trademark of S&P. S&P GSCI™ is a trademark of S&P.

The Trust and Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index or any related indices or sub-indices to track the appropriate market performance. The Index Sponsor’s only relationship to BAMII, BTC, the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BAMII, BTC, the Investing Pool or the Trust. The Index Sponsor has no obligation to take the needs of BAMII, BTC, the Investing Pool, the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

More specifically, the rolling of the contracts included in the S&P GSCI™ occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the S&P GSCI™ consists of futures contracts with the nearest expirations. The S&P GSCI™ is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the S&P GSCI™ is adjusted so that 20% of the contracts underlying the S&P GSCI™ held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the S&P GSCI™ composed entirely of contracts with the next nearest expirations. See “—Contract Daily Return”.

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

The Index Committee and Index Advisory Panel

The Index Sponsor has established an Index Committee to oversee the daily management and operations of the S&P GSCI™, and is responsible for all analytical methods and calculation in the indices. The Index Committee is comprised of five full-time professional members of S&P’s staff. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities, or other matters.

S&P considers information about changes to its indices and related matters to be potentially market moving and material. Therefore, all Index Committee discussions are confidential.

In addition, the Index Sponsor has established an Index Advisory Panel to assist it with the operation of the S&P GSCI™. The Index Advisory Panel meets on an annual basis and at other times at the request of the Index Committee. The principal purpose of the Index Advisory Panel is to advise the Index Committee with respect to, among other things, the calculation of the S&P GSCI™, the effectiveness of the S&P GSCI™ as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the S&P GSCI™. The Index Advisory Panel acts solely in an advisory and consultative capacity. The Index Committee makes all decisions with respect to the composition, calculation and operation of the S&P GSCI™. Both S&P and Goldman Sachs are represented on the Index Advisory Panel. Certain of the members of the Index Advisory Panel may be affiliated with clients of S&P. Also, certain of the members of the Index Advisory Panel may be affiliated with entities which, from time to time, may have investments linked to the S&P GSCI™, either through transactions in the contracts included in the S&P GSCI™, futures contracts on the S&P GSCI™ or derivative products linked to the S&P GSCI™.

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

d)	be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility”, that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development and:

i)	makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

ii)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

iii)	accepts bids and offers from multiple participants or price providers; and

iv)	is accessible by a sufficiently broad range of participants.

3)	The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price”, generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, however, the Index Sponsor, in consultation with the Index Committee, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

4)	At and after the time a contract is included in the S&P GSCI™, the daily contract reference price for that contract must be published between 10:00 a.m. and 4:00 p.m., New York City time, on each business day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five-month period.

5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

6)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity that is not represented in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $15 billion. The “total dollar value traded” is the dollar value of the total quantity of the commodity underlying transactions in the relevant contract and any related contract over the period for which the calculation is made, based on the average of the daily contract reference prices on the last day of each month during the period.

7)	A contract that is already included in the S&P GSCI™ at the time of determination and that is the only contract on the relevant commodity included in the S&P GSCI™ must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $5 billion and at least $10 billion during at least one of the three most recent annual periods used in making the determination.

8)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

9)	A contract that is already included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $10 billion and at least $20 billion during at least one of the three most recent annual periods used in making the determination.

10)	A contract that is:

a)	already included in the S&P GSCI™ at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the S&P GSCI™ at a given time. This figure is determined by dividing (A) the product of the contract production weight of each contract, or CPW, and the average of its daily contract reference prices on the last day of each month during the relevant period, by (B) the sum of the products in (A) for all contracts included in the S&P GSCI™. The CPW of a contract is part of its weight in the S&P GSCI™.

b)	not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

a)	Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level.

b)	If additional contracts could be included with respect to several commodities at the same time, that procedure is first applied with respect to the commodity that has the smallest portion of the S&P GSCI™ attributable to it at the time of determination. Subject to the other eligibility criteria described above, the contract with the highest total quantity traded on that commodity will be included. Before any additional contracts on the same commodity or on any other commodity are included, the portions of the S&P GSCI™ attributable to all commodities are recalculated. The selection procedure described above is then repeated with respect to the contracts on the commodity that then has the smallest portion of the S&P GSCI™ attributable to it.

The contracts currently included in the S&P GSCI™ are futures contracts traded on the New York Mercantile Exchange, Inc., ICE Futures, the CME, the Chicago Board of Trade, the Coffee, Sugar & Cocoa Exchange, Inc., the New York Cotton Exchange, the Kansas City Board of Trade, the COMEX Division of the New York Mercantile Exchange, Inc. and the London Metal Exchange.

The futures contracts currently included in the S&P GSCI™ and their percentage dollar weights as of December 31, 2009 and 2008 are as follows:

	Commodity Weight at 12/31/09	Commodity Weight at 12/31/08	Ticker(1)	Trading Facility
Crude Oil	38.34%	31.98%	CL	NYM /ICE
Brent Crude Oil	13.22%	12.69%	LSO	ICE - UK
Natural Gas	5.02%	7.85%	NG	NYM /ICE
Unleaded Gas	4.62%	3.39%	RB	NYM
Gas Oil	4.54%	4.44%	LGO	ICE - UK
Heating Oil	4.45%	4.82%	HO	NYM
Copper	3.65%	2.29%	MCU	LME
Corn	3.38%	4.93%	C	CBT
Wheat	3.10%	5.20%	W	CBT
Gold	2.77%	3.49%	GC	CMX
Sugar	2.76%	1.84%	SB	ICE - US
Aluminum	2.51%	2.58%	MAL	LME
Live Cattle	2.37%	3.36%	LC	CME
Soybeans	2.34%	3.19%	S	CBT
Lean Hogs	1.31%	1.79%	LH	CME
Cotton	1.11%	1.06%	CT	ICE - US
Zinc	0.80%	0.56%	MZN	LME
Nickel	0.72%	0.68%	MNI	LME
Coffee	0.70%	0.90%	KC	ICE - US
Kansas Wheat	0.61%	1.23%	KW	KBT
Lead	0.53%	0.33%	MPB	LME
Feeder Cattle	0.44%	0.63%	FC	CME
Cocoa	0.37%	0.45%	CC	ICE - US
Silver	0.33%	0.33%	SI	CMX

(1)	Tickers are Reuters RIC Codes.
*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

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

The five-year moving average is updated annually for each commodity included in the S&P GSCI™, based on the most recent five-year period (ending approximately one and a half years prior to the date of calculation and moving backwards) for which complete data for all commodities is available. The CPWs used in calculating the S&P GSCI™ are derived from world or regional production averages, as applicable, of the relevant commodities, and are calculated based on the total quantity traded for the relevant contract and the world or regional production average, as applicable, of the underlying commodity. However, if the volume of trading in the relevant contract, as a multiple of the production levels of the commodity, is below specified thresholds, the CPW of the contract is reduced until the threshold is satisfied. This is designed to ensure that trading in each contract is sufficiently liquid relative to the production of the commodity.

In addition, the Index Sponsor performs this calculation on a monthly basis and, if the multiple of any contract is below the prescribed threshold, the composition of the S&P GSCI™ is reevaluated, based on the criteria and weighting procedure described above. This procedure is undertaken to allow the S&P GSCI™ to shift from contracts that have lost substantial liquidity into more liquid contracts during the course of a given year. As a result, it is possible that the composition or weighting of the S&P GSCI™ will change on one or more of these monthly evaluation dates. The likely circumstances under which the Index Sponsor would be expected to change the composition of the Index during a given year, however, are (1) a substantial shift of liquidity away from a contract included in the Index as described above, or (2) an emergency, such as a natural disaster or act of war or terrorism, that causes trading in a particular contract to cease permanently or for an extended period of time. In either event, the Index Sponsor will publish the nature of the changes, through websites, news media or other outlets, with as much prior notice to market participants as is reasonably practicable. Moreover, regardless of whether any changes have occurred during the year, the Index Sponsor reevaluates the composition of the S&P GSCI™ at the conclusion of each year, based on the above criteria. Other commodities that satisfy that criteria, if any, will be added to the S&P GSCI™.Commodities included in the S&P GSCI™ that no longer satisfy that criteria, if any, will be deleted.

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

Total Dollar Weight of the S&P GSCI™

The total dollar weight of the S&P GSCI™ is the sum of the dollar weights of each of the underlying commodities.

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

Because the price of the Shares depends on the value of the CERFs held by the Investing Pool, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been extremely volatile at times during the past several years. Some commodity prices reflected in the S&P GSCI-ER have been at historically high levels and there is no certainty that those prices will remain at those high levels. If they do not, the level of the S&P GSCI-ER, and consequently the value of the Shares, may be adversely affected. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors, and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the CERFs is lower than it was when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

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

•

Significant reductions in the size of positions permitted to be owned by the Investing Pool or others in CERFs or in the futures contracts and/or commodities comprising the S&P GSCI™, for example as a result of more restrictive position limits or position limit exemptions, could reduce liquidity and depress the price of the S&P GSCI™ and/or the underlying commodities, adversely affecting the value of your Shares.

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

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in September 2009 may specify a December 2009 expiration. As that contract nears expiration, it may be replaced by selling the December 2009 contract and purchasing the contract expiring in March 2010. This process is referred to as “rolling”. Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation”. In these circumstances, absent other factors, the sale of the December 2009 contract would take place at a price that is higher than the price at which the March 2010 contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the March 2010 contract. While many of the contracts included in the S&P GSCI-ER have historically exhibited consistent periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity may also fluctuate between backwardation and contango.

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

A number of bills have been introduced in Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated futures and over-the-counter derivatives positions; transferring from U.S. futures exchanges to the CFTC the authority to establish certain speculative position limits; imposing aggregate speculative position limits across regulated futures, over-the-counter positions and certain contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool.

The CFTC has also recently proposed regulations that would impose new federal speculative position limits on futures and option contracts on certain energy commodities, in addition to the limits and accountability levels currently set by U.S. futures exchanges. The proposed regulations, in their current form, would apply such federal energy position limits to institutional “index funds” in the same manner as such limits are applied to traditional speculative investors, and would restrict institutional “index funds” from continuing to rely on existing exchange risk management exemptions once their positions reach the higher level of the new federal limits. The proposed regulations would also impose position limits based on the percentage of open interest a trader’s positions represents.

Although the proposed federal energy position limits would not generally apply to futures and option contracts based on “diversified commodity indexes” such as CERFs, the CFTC has requested comment on the application of position limits and position limit exemptions to index funds and it is impossible to predict whether the proposed regulations will be adopted in their current form, or whether other federal speculative position limits applicable to CERFS, or modifications to existing exchange position limits, may be adopted in the future. The possibility cannot be excluded, however, that future regulatory action by the CFTC will further restrict the maximum number of CERFs that the Investing Pool will be permitted to own. See also “Risk Factors—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool”.

If adopted, certain of these measures could increase the costs of the Investing Pool, could result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, and could also affect liquidity in the market for the CERFs and the correlation between the price of the Shares and the net asset value of the Trust. It is impossible to predict whether any of these proposed measures, or other adverse measures, will be adopted or precisely how they will ultimately affect the value of your Shares.

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

The S&P GSCI-ER is comprised exclusively of futures contracts traded on regulated futures exchanges. Such exchanges in the United States are referred to as “designated contract markets”. As described above under “The Index and the S&P GSCI-ER”, however, the S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the Commodity Exchange Act of 1936, as amended, or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

Ownership of the S&P GSCI™ indices has changed.

Goldman, Sachs & Co., the previous Index Sponsor, sold its interest in the GSCI family of indices, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P. Upon completion of this sale in May 2007, S&P became the Index Sponsor. There can be no assurance that S&P, the new Index Sponsor, will not change the determination or valuation methodology of the S&P GSCI™, the S&P GSCI-ER or the Index in a manner that may be adverse to the holders of Shares.

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

Under CFTC regulations, a FCM must segregate customers’ assets. If a FCM fails to do so, the customer may be subject to additional risk of loss of its funds in the event of the FCM’s bankruptcy. Even if a customer’s funds are properly segregated, the customer still may be subject to a risk of loss if another customer fails to satisfy deficiencies in its own account (or the FCM fails to satisfy such deficiency). As discussed below, in the case of an FCM bankruptcy, applicable provisions of the United States Bankruptcy Code and CFTC regulations generally provide for a pro rata distribution of customer property held by a bankrupt FCM. As a result, a customer may recover only a portion of its assets held by the FCM or may recover none of its assets held by the FCM.

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

As explained elsewhere in this annual report, this 100% margin requirement is substantially different from the initial margin requirements applicable to most other futures contracts, which are typically 3% to 7% of the value of the relevant contract. As a result, a greater percentage of the assets of the Investing Pool will be held by the Clearing FCM and held by or pledged to the CME Clearing House than would be the case if the Investing Pool entered into other types of futures contracts. In the event of the bankruptcy of the Clearing FCM or the CME Clearing House, therefore, the Investing Pool could be exposed to a risk of loss with respect to a greater portion of its assets. If such a bankruptcy were to occur, the Investing Pool should be afforded the protections granted to customers of a FCM, and participants to transactions cleared through an exchange clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Because such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or clearing house if the customer property held by the FCM or clearing house is insufficient to satisfy the customer claims, the Investing Pool may be disproportionately affected by such a bankruptcy as compared to other customers because the Investing Pool has provided a significantly higher level of margin than have other customers. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as initial margin.

You have no recourse to the Index Sponsor.

You have no rights against the Index Sponsor or its successors.

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indices, to track the appropriate market performance. The Index Sponsor’s only relationship to BAMII, BTC, the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BAMII, BTC, the Trust or the Investing Pool. The Index Sponsor has no obligation to take the needs of BAMII, BTC, the Trust, the Investing Pool or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Investing Pool’s assets. The trading price of Shares will fluctuate in accordance with changes in the NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 p.m., New York City time, liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for those contracts are closed (normally 4:00 p.m. to 5:00 p.m., Chicago time, for the CERFs). As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

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

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 40,000 contracts until December 31, 2010. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then applicable position limit. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Additionally, future legislative or regulatory action may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

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

Neither the Trust nor the Investing Pool is registered as an investment company for purposes of United States federal securities laws, and neither is subject to regulation by the SEC as an investment company. Consequently, Shareholders will not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads will not apply to the Trust or the Investing Pool. BAMII, as the Sponsor and the Manager, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust and the Investing Pool. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust, the Investing Pool or an investment in the Shares.

While the Sponsor believes that it has all the intellectual property rights needed to operate the Trust and the Investing Pool, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust, the Investing Pool or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust, the Investing Pool and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the Investing Pool or the suspension of activities or dissolution of the Trust or the Investing Pool.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust or the Investing Pool is impossible to predict, but could be substantial and adverse. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

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

In return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust and the Investing Pool, the Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable monthly in arrears. The allocation received by the Manager from the Investing Pool may be higher than the amount the Investing Pool would negotiate with an unaffiliated third party manager on an arms-length basis.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007 the Shares commenced trading on NYSE Arca under the symbol “GSG”. Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2009 and 2008, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

Fiscal year ended December 31, 2009	High	Low
First Quarter	$31.20	$22.09
Second Quarter	$32.03	$24.27
Third Quarter	$31.98	$26.69
Fourth Quarter	$33.39	$29.07

Fiscal year ended December 31, 2008	High	Low
First Quarter	$62.00	$49.86
Second Quarter	$74.91	$56.88
Third Quarter	$76.38	$50.59
Fourth Quarter	$52.23	$26.09

The number of Shareholders of record of the registrant as of January 29, 2010 was approximately 149.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2009 and 2008. The Trust has no obligation to make periodic distributions to Shareholders.

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

c) 8 Baskets (400,000 Shares) were redeemed during the fourth quarter of the year ended December 31, 2009.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/09 to 10/31/09	—	—
11/01/09 to 11/30/09	400,000	$31.96
12/01/09 to 12/31/09	—	—

Total	400,000	$31.96

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2009, 2008, 2007 and 2006*)

(Dollar amounts in 000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006*
Total assets	$1,759,350	$466,237	$458,195	$143,426
Total gain (loss) on sales of investments and futures contracts	$(9,555)	$16,571	$(3,642)	$(708)
Net investment income (loss)	$(6,640)	$9,500	$11,080	$1,463
Weighted-average Shares outstanding	41,228,356	12,680,191	6,266,301	1,680,747
Net investment income (loss) per Share	$(0.16)	$0.75	$1.77	$0.87
Net cash flows	$—	$—	$—	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006*
Total assets	$1,769,161	$466,518	$458,503	$144,809
Total gain (loss) on sales of investments and futures contracts	$(9,555)	$16,572	$(3,643)	$(708)
Net investment income (loss)	$(6,640)	$9,501	$11,081	$1,463
Net cash flows	$17,458	$17,645	$11,633	$84

*	For the period from July 10, 2006 (commencement of operations) to December 31, 2006.

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

Introduction

As described in Part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2009 (the Trust’s most recent fiscal year-end), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $1,759,350,446 at December 31, 2009. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 55,550,000 Shares outstanding at December 31, 2009.

The following chart shows the daily valuation of CERFs for the period from June 30, 2006 to December 31, 2009:

Results of Operations

The year ended December 31, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $466,237,257 at December 31, 2008 to $1,759,350,446. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 16,950,000 at December 31, 2008 to 55,550,000 at December 31, 2009 due to 40,350,000 Shares (807 Baskets) being created and 1,750,000 Shares (35 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by an increase in the price of CERFs during the year ended December 31, 2009, which the price increased from $382.50 per CERF to $442.70 per CERF, a 15.74% increase.

The year ended December 31, 2008

Net Asset Value of the Trust

The Trust’s net asset value grew from $458,195,417 at December 31, 2007 to $466,237,257 at December 31, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 8,750,000 at December 31, 2007 to 16,950,000 at December 31, 2008 due to 14,650,000 Shares (293 Baskets) being created and 6,450,000 Shares (129 Baskets) being redeemed during the year. This Share increase was offset by a decrease in the price of CERFs during the year ended December 31, 2008, in which the price decreased from $740.40 per CERF to $382.50 per CERF, a 48.34% decrease. This decline in the CERF price was attributable to the deterioration in the global economic environment and a weakening credit environment, which combined to adversely affect commodity prices in the second half of 2008.

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

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2009 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs and cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2009, interest income was $2,377,320, while the fixed fee totaled $9,015,519. For the year ended December 31, 2008, interest income was $14,683,161, while the fixed fee totaled $5,181,296. For the year ended December 31, 2007, interest income was $13,173,455, while the fixed fee totaled $2,091,684. For the year ended December 31, 2009, the fixed fee comprised a greater proportion of interest income than the proportion applicable to the year ended December 31, 2008. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investing Pool. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses.

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

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME Clearing House, which serves as the counterparty to each CERF position, and of a default by the Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin. See also “Risk Factors—Risk Factors Related to CERFs and the S&P GSCI-ER—The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, it could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME Clearing House”.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2009, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts	39,582
Expiration Date	March 2011
Weighted-Average Price per Contract	$471.30
Fair Value	$1,752,295,140

Fair value is calculated using the settlement price for the CERFs on the CME on December 31, 2009, which was $442.70 per contract, and the $100 multiplier applicable under the contract terms.

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

Quarterly Income Statements*

(Dollar amounts in 000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three months ended (Unaudited)				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$601	$789	$720	$267	$2,377

Total investment income	601	789	720	267	2,377

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	973	1,900	2,883	3,259	9,015
Brokerage commissions	1	1	—	—	2

Total expenses	974	1,901	2,883	3,259	9,018

Net investment loss	(373)	(1,111)	(2,164)	(2,992)	(6,640)

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	112	22	59	(0)	193
Net realized loss on futures contracts	(3,239)	(4,769)	—	(1,740)	(9,748)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(43,130)	158,461	(30,297)	133,780	218,814

Net realized and unrealized gain (loss)	(46,257)	153,714	(30,238)	132,040	209,259

Net gain (loss)	$(46,630)	$152,602	$(32,402)	$129,048	$202,619

Net gain (loss) per Share	$(2.32)	$4.09	$(0.65)	$2.34	$4.91
Weighted-average Shares outstanding	20,070,000	37,309,239	49,768,813	55,089,674	41,228,356

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
	Three months ended (Unaudited)				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Investment Income
Interest	$601	$789	$720	$267	$2,377

Total investment income	601	789	720	267	2,377

Expenses
Management fee	973	1,900	2,883	3,259	9,016
Brokerage commissions	1	1	—	—	2

Total expenses	974	1,901	2,883	3,259	9,018

Net investment loss	(373)	(1,111)	(2,164)	(2,992)	(6,640)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	112	22	59	0	193
Net realized loss on futures contracts	(3,239)	(4,769)	—	(1,740)	(9,748)
Net increase (decrease) in unrealized gain (loss) on futures contracts	(43,131)	158,463	(30,297)	133,781	218,817

Net realized and unrealized gain (loss)	(46,258)	153,716	(30,238)	132,041	209,261

Net gain (loss)	$(46,631)	$152,605	$(32,402)	$129,049	$202,621

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three months ended (Unaudited)				Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$4,416	$4,630	$4,030	$1,607	$14,683

Total investment income	4,416	4,630	4,030	1,607	14,683

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	1,028	1,642	1,626	885	5,181
Brokerage commissions	0	0	0	0	1

Total expenses	1,028	1,642	1,626	885	5,182

Net investment income	3,388	2,987	2,404	722	9,500

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	43	—	185	416	644
Net realized gain (loss) on futures contracts	1,154	6,354	14,431	(6,011)	15,927
Net increase (decrease) in unrealized gain (loss) on futures contracts	40,020	196,944	(312,460)	(325,748)	(401,243)

Net realized and unrealized gain (loss)	41,217	203,298	(297,844)	(331,343)	(384,672)

Net gain (loss)	$44,605	$206,285	$(295,440)	$(330,621)	$(375,172)

Net gain (loss) per Share	$4.46	$15.09	$(21.34)	$(24.05)	$(29.59)
Weighted-average Shares outstanding	10,012,088	13,669,231	13,844,565	13,745,516	12,680,191

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
	Three months ended (Unaudited)				Year Ended December 31, 2008
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Investment Income
Interest	$4,416	$4,630	$4,030	$1,607	$14,683

Total investment income	4,416	4,630	4,030	1,607	14,683

Expenses
Management fee	1,028	1,642	1,626	885	5,181
Brokerage commissions	0	0	0	0	1

Total expenses	1,029	1,643	1,626	885	5,182

Net investment income	3,388	2,988	2,404	722	9,501

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	43	—	185	416	644
Net realized gain (loss) on futures contracts	1,154	6,354	14,431	(6,011)	15,928
Net increase (decrease) in unrealized gain (loss) on futures contracts	40,023	196,952	(312,471)	(325,760)	(401,257)

Net realized and unrealized gain (loss)	41,219	203,306	(297,855)	(331,355)	(384,685)

Net gain (loss)	$44,607	$206,293	$(295,451)	$(330,634)	$(375,184)

*	Certain totals may not sum due to rounding.

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

The principal executive officer and principal financial officer of the Sponsor and Manager assessed the effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2009. Their assessment included an evaluation of the design of the Trust’s and Investing Pool’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s and Manager’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor and Manager conclude that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2009.

The effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Security ownership of certain beneficial owners

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2009 and December 31, 2008 were:

	2009	2008
Audit fees	$86,499	$87,600
Audit-related fees	—	—
Tax fees	698,721	506,425
All other fees	—	—

	$785,220	$594,025

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

(5) The Registrants have no boards of directors, and as a result, have no audit committee and no pre-approval policies or procedures with respect to fees paid to PricewaterhouseCoopers LLP.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2009 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2010

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,759,350,446	$466,237,257

Total Assets	$1,759,350,446	$466,237,257

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized - 55,550,000 issued and outstanding on December 31, 2009 and 16,950,000 issued and outstanding on December 31, 2008 (at redemption value)	1,759,350,446	466,237,257

Total Shareholders’ Capital	1,759,350,446	466,237,257

Total Liabilities and Shareholders’ Capital	$1,759,350,446	$466,237,257

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$2,377,285	$14,682,544	$13,172,391

Total investment income	2,377,285	14,682,544	13,172,391

Expenses Allocated From iShares® S&P GSCI™ Commodity- Indexed Investing Pool LLC
Management fee	9,015,411	5,181,087	2,091,518
Brokerage commissions	2,173	1,012	876

Total expenses	9,017,584	5,182,099	2,092,394

Net investment income (loss)	(6,640,299)	9,500,445	11,079,997

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	192,935	643,807	(4,519)
Net realized gain (loss) on futures contracts	(9,748,137)	15,927,248	(3,637,962)
Net change in unrealized gain (loss) on futures contracts	218,814,394	(401,243,118)	82,996,038

Net realized and unrealized gain (loss)	209,259,192	(384,672,063)	79,353,557

Net gain (loss)	$202,618,893	$(375,171,618)	$90,433,554

Net gain (loss) per Share	$4.91	$(29.59)	$14.43
Weighted-average Shares outstanding	41,228,356	12,680,191	6,266,301

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
Shareholders’ capital, beginning of period	$466,237,257	$458,195,417	$143,425,669
Contributions	1,141,869,162	756,083,354	256,621,688
Redemptions	(51,374,866)	(372,869,896)	(32,285,494)
Net investment income (loss)	(6,640,299)	9,500,445	11,079,997
Net realized gain (loss) on short-term investments	192,935	643,807	(4,519)
Net realized gain (loss) on futures contracts	(9,748,137)	15,927,248	(3,637,962)
Net change in unrealized gain (loss) on futures contracts	218,814,394	(401,243,118)	82,996,038

Shareholders’ capital, end of period	1,759,350,446	$466,237,257	$458,195,417

Net asset value per Share, end of period	$31.67	$27.51	$52.37

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net gain (loss)	$202,618,893	$(375,171,618)	$90,433,554
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity- Indexed Investing Pool LLC	(1,293,113,189)	(8,041,840)	(314,769,748)

Net cash used in operating activities	(1,090,494,296)	(383,213,458)	(224,336,194)

Cash flows from financing activities
Contributions	1,141,869,162	756,083,354	256,621,688
Redemptions	(51,374,866)	(372,869,896)	(32,285,494)

Net cash provided by financing activities	1,090,494,296	383,213,458	224,336,194

Net increase in cash and cash equivalents	—	—	—

Cash and cash equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2009

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. On December 1, 2009, the previously announced acquisition by BlackRock, Inc. of Barclays Global Investors International Inc., Barclays Global Investors, N. A., Barclays Global Fund Advisors and certain of their affiliated companies was consummated. In connection with this change of ownership, entity names changed as follows: Barclays Global Investors International Inc. is now BlackRock Asset Management International Inc.; Barclays Global Investors, N.A. is now BlackRock Institutional Trust Company, N.A.; and Barclays Global Fund Advisors is now BlackRock Fund Advisors. BlackRock Asset Management International Inc. is the “Sponsor” of the Trust and “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the regulations of the Commodity Futures Trading Commission, or “CFTC,” and are operated by BlackRock Asset Management International Inc., a commodity pool operator registered with the CFTC. BlackRock Asset Management International Inc. is an indirect subsidiary of BlackRock, Inc.

The Trustee has the absolute right to reject any creation order, including, without limitation, creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, its shareholders or the Investing Pool. The Trust disclosed through a report on Form 8-K, which was filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2009, that the Trustee expected to reject any creation orders for Shares of the Trust upon the Trust reaching Shares outstanding of approximately 55,900,000 in order to continue to manage the assets of the Trust and the Investing Pool consistent with their investment objective. The Trust received creation orders on August 24, 2009 that would have exceeded that number of Shares, and has accordingly stopped accepting further creation orders temporarily.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2009

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

At December 31, 2009, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

Notes to Financial Statements (Continued)

December 31, 2009

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

On August 24, 2009, the Trust temporarily stopped accepting creation orders for the Shares. See Note 1 above.

On December 31, 2009, the Trust had 55,550,000 Shares outstanding.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2009

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet been made.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2009, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios include the allocation of net investment income and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Net asset value per Share, beginning of period	$27.51	$52.37	$39.84
Net investment income (loss)	(0.16)	0.75	1.77
Realized and unrealized gain (loss)	4.32	(25.61)	10.76

Net increase (decrease) in net assets from operations	4.16	(24.86)	12.53

Net asset value per Share, end of period	$31.67	$27.51	$52.37

Ratio to average net assets:
Net investment income (loss)	(0.55)%	1.38%	3.96%
Expenses	0.75%	0.75%	0.75%
Total return, at net asset value	15.12%	(47.47)%	31.45%

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2009

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. The interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At December 31, 2009 and 2008, the fair value of the Trust’s interests in the Investing Pool equaled $1,759,350,446 and $466,237,257, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2009, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. Also in our opinion, the Investing Pool maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Investing Pool’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2010

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
Assets
Current Assets
Cash and cash equivalents	$46,820,169	$29,361,898
Short-term investments, at fair value (Note 2D)	1,722,340,589	419,578,033
Interest receivable	80	1,355
Receivable for variation margin on open futures contracts	—	17,576,900

Total Assets	$1,769,160,838	$466,518,186

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts	$8,708,040	$—
Management fee payable	1,086,220	266,911

Total Liabilities	9,794,260	266,911

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	16,132	14,018
Limited member	1,759,350,446	466,237,257

Total Members’ Equity	1,759,366,578	466,251,275

Total Liabilities and Members’ Equity	$1,769,160,838	$466,518,186

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
Investment Income
Interest	$2,377,320	$14,683,161	$13,173,455

Total investment income	2,377,320	14,683,161	13,173,455

Expenses
Management fee	9,015,519	5,181,296	2,091,684
Brokerage commissions	2,173	1,012	876

Total expenses	9,017,692	5,182,308	2,092,560

Net investment income (loss)	(6,640,372)	9,500,853	11,080,895

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	192,938	643,834	(4,519)
Net realized gain (loss) on futures contracts	(9,748,296)	15,927,800	(3,638,310)
Net change in unrealized gain (loss) on futures contracts	218,816,737	(401,256,770)	83,001,870

Net realized and unrealized gain (loss)	209,261,379	(384,685,136)	79,359,041

Net gain (loss)	$202,621,007	$(375,184,283)	$90,439,936

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the years ended December 31, 2009, 2008 and 2007

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,162	1,141,869,162
Redemptions	—	(51,374,866)	(51,374,866)
Net investment loss	(73)	(6,640,299)	(6,640,372)
Net realized gain on short-term investments	3	192,935	192,938
Net realized loss on futures contracts	(159)	(9,748,137)	(9,748,296)
Net change in unrealized gain on futures contracts	2,343	218,814,394	218,816,737

Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100
Contributions	—	756,083,354	756,083,354
Redemptions	—	(372,869,896)	(372,869,896)
Net investment income	408	9,500,445	9,500,853
Net realized gain on short-term investments	27	643,807	643,834
Net realized gain on futures contracts	552	15,927,248	15,927,800
Net change in unrealized loss on futures contracts	(13,652)	(401,243,118)	(401,256,770)

Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2006	$20,301	$143,425,669	$143,445,970
Contributions	—	256,621,688	256,621,688
Redemptions	—	(32,285,494)	(32,285,494)
Net investment income	898	11,079,997	11,080,895
Net realized loss on short-term investments	—	(4,519)	(4,519)
Net realized loss on futures contracts	(348)	(3,637,962)	(3,638,310)
Net change in unrealized gain on futures contracts	5,832	82,996,038	83,001,870

Members’ equity, December 31, 2007	$26,683	$458,195,417	$458,222,100

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows

For the years ended December 31, 2009, 2008 and 2007

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net gain (loss)	$202,621,007	$(375,184,283)	$90,439,936
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(5,157,394,236)	(1,857,861,177)	(770,648,845)
Sales/maturities of short-term investments	3,857,121,324	1,899,465,106	481,216,965
Accretion of discount	(2,296,706)	(13,754,410)	(12,631,220)
Net realized (gain) loss on short-term investments	(192,938)	(643,834)	4,519
Change in operating assets and liabilities:
Interest receivable	1,275	1,161	(2,158)
Receivable for variation margin on open futures contracts	17,576,900	(17,576,900)	—
Management fee payable	819,309	(13,886)	189,542
Payable for variation margin on open futures contracts	8,708,040	—	(1,271,926)

Net cash used in operating activities	(1,073,036,025)	(365,568,223)	(212,703,187)

Cash flows from financing activities
Contributions	1,141,869,162	756,083,354	256,621,688
Redemptions	(51,374,866)	(372,869,896)	(32,285,494)

Net cash provided by financing activities	1,090,494,296	383,213,458	224,336,194

Net increase in cash and cash equivalents	17,458,271	17,645,235	11,633,007

Cash and cash equivalents
Beginning of period	29,361,898	11,716,663	83,656

End of period	$46,820,169	$29,361,898	$11,716,663

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

At December 31, 2009

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 97.90%*
$ 300,000,000	0.01% – 0.04% due 1/14/10	$299,996,930
300,000,000	0.04% – 0.05% due 1/21/10	299,992,778
300,000,000	0.01% – 0.06% due 1/28/10	299,991,000
200,000,000	0.03% due 2/11/10	199,993,167
336,584,000	0.05% due 2/18/10	336,563,805
285,822,000	0.01% – 0.04% due 3/18/10	285,802,909

	Total United States Treasury Bills	$1,722,340,589

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

December 31, 2009

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. On December 1, 2009, the previously announced acquisition by BlackRock, Inc. of Barclays Global Investors International Inc., Barclays Global Investors, N. A., Barclays Global Fund Advisors and certain of their affiliated companies was consummated. In connection with this change of ownership, entity names changed as follows: Barclays Global Investors International Inc. is now BlackRock Asset Management International Inc.; Barclays Global Investors, N.A. is now BlackRock Institutional Trust Company, N.A.; and Barclays Global Fund Advisors is now BlackRock Fund Advisors. BlackRock Asset Management International Inc., (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Investing Pool’s expenses.

The Investing Pool is a commodity pool, as defined in the regulations of the Commodity Futures Trading Commission, or “CFTC,” and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors, an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

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

December 31, 2009

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

The investment objective of the Investing Pool is to seek investment results that correspond generally to the performance of the Index before payment of the Investing Pool’s expenses through holdings of long positions in CERFs.

For futures contracts, counterparty credit risk is mitigated because futures contracts are exchange-traded and the exchange’s clearing house acts as central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account).

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

December 31, 2009

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

3 - Offering of the Investing Pool Interests

Interests in the Investing Pool (“Investing Pool Interests”) are issued only to and redeemable only by the iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) in exchange for a combination of CERFs and cash or Short-Term Securities in lieu of cash. The baskets of CERFs and cash or Short-Term Securities in lieu of cash are transferred to or from the Trust in exchange for Investing Pool Interests. Individual investors cannot purchase or redeem Investing Pool Interests. The Investing Pool transacts only with the Trust and the Manager.

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

5 - Related Parties

BlackRock Asset Management International Inc. is the Manager of the Investing Pool, and BlackRock Institutional Trust Company, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool.

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

Notes to Financial Statements (Continued)

December 31, 2009

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the years ended December 31, 2009, 2008 and 2007. The net investment income and total expense ratios are calculated using average net assets. The total return is based on the change in the net asset value during the period.

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Ratio to average net assets:
Net investment income	(0.55)%	1.38%	4.00%
Expenses	0.74%	0.75%	0.76%
Total return	14.61%	(47.86)%	31.04%

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2009, the average daily notional amount of open CERFs was $834,485,360.

As of December 31, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
39,582	March 2011	$1,752,295,140	$(113,189,893)

As of December 31, 2008, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
12,122	March 2011	$463,666,500	$(332,006,630)

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
	Location on Statement of Financial Condition	Fair Value	Location on Statement of Financial Condition	Fair Value
Commodity Contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$8,708,040

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2009

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the year ended December 31, 2009:

	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations	Change in Unrealized Gain (Loss) Recognized on the Statement of Operations
Commodity Contracts	Net realized gain (loss) on futures contracts / change in unrealized gain (loss) on futures contracts	$(9,748,296)	$218,816,737

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

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, as the CME settlement price is a quoted price for an identical asset in an active market. At December 31, 2009 and 2008, the fair value of CERFs equaled $1,752,295,140 and $463,666,500, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. The Treasury bills are classified as a “Level 2” security, as quoted prices for an identical asset are obtained from markets that are generally less active. At December 31, 2009 and 2008, the fair value of short-term investments equaled $1,722,340,589 and $419,578,033, respectively.

11 - Review for Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended December 31, 2009, management has evaluated the impact of all subsequent events through the date the financial statements were issued, and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

BlackRock Asset Management International Inc.,

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Michael A. Latham
Michael A. Latham Chief Executive Officer (Principal executive officer) Date: February 26, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn Chief Financial Officer (Principal financial and accounting officer) Date: February 26, 2010

*	The Registrant is a trust and the Co-Registrant is a limited liability company and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.