Form 10-Q
period 2010-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2010-05-07
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Statements of Financial Condition

At March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,739,412,929	$1,759,350,446

Total Assets	$1,739,412,929	$1,759,350,446

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized – 55,550,000 issued and outstanding at March 31, 2010 and 55,550,000 issued and outstanding at December 31, 2009 (at redemption value)	1,739,412,929	1,759,350,446

Total Shareholders’ Capital	1,739,412,929	1,759,350,446

Total Liabilities and Shareholders’ Capital	$1,739,412,929	$1,759,350,446

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$247,327	$601,115

Total investment income	247,327	601,115

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,164,322	973,123
Brokerage commissions	—	840

Total expenses	3,164,322	973,963

Net investment loss	(2,916,995)	(372,848)

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(418)	111,987
Net realized loss on futures contracts	—	(3,239,158)
Net change in unrealized loss on futures contracts	(17,020,104)	(43,129,665)

Net realized and unrealized loss	(17,020,522)	(46,256,836)

Net loss	$(19,937,517)	$(46,629,684)

Net loss per Share	$(0.36)	$(2.32)
Weighted-average Shares outstanding	55,550,000	20,070,000

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2010 (Unaudited)

and the year ended December 31, 2009

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Shareholders’ capital, beginning of period	$1,759,350,446	$466,237,257
Contributions	—	1,141,869,162
Redemptions	—	(51,374,866)
Net investment loss	(2,916,995)	(6,640,299)
Net realized gain (loss) on short-term investments	(418)	192,935
Net realized loss on futures contracts	—	(9,748,137)
Net change in unrealized gain (loss) on futures contracts	(17,020,104)	218,814,394

Shareholders’ capital, end of period	$1,739,412,929	$1,759,350,446

Net asset value per Share, end of period	$31.31	$31.67

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(19,937,517)	$(46,629,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	19,937,517	(193,847,196)

Net cash used in operating activities	—	(240,476,880)

Cash flows from financing activities
Contributions	—	253,805,796
Redemptions	—	(13,328,916)

Net cash provided by financing activities	—	240,476,880

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to the Financial Statements (Unaudited)

March 31, 2010

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc. is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool”. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

The Trustee has the absolute right to reject any creation order, including, without limitation, creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, its shareholders or the Investing Pool. The Trust disclosed through a filing on Form 8-K on August 21, 2009 that the Trustee expected to reject any creation orders for Shares of the Trust upon the Trust reaching Shares outstanding of approximately 55,900,000 in order to continue to manage the assets of the Trust and the Investing Pool consistent with their investment objective. The Trust received creation orders on August 24, 2009 that would have exceeded that number of Shares, and accordingly stopped accepting further creation orders temporarily. The Trust resumed accepting creation orders on April 27, 2010.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2010

the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on February 26, 2010.

Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At March 31, 2010, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2010

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

On April 27, 2010, the Trust resumed accepting creation orders. Creation of new Shares of the Trust had been suspended since August 24, 2009.

On March 31, 2010, the Trust had 55,550,000 Shares outstanding.

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

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2010

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2010 to March 31, 2010. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$31.67
Net investment loss	(0.05)
Realized and unrealized loss	(0.31)

Net decrease in net assets from operations	(0.36)

Net asset value per Share, end of period	$31.31

Ratio to average net assets:
Net investment loss (i)	(0.69)%
Expenses (i)	0.75%
Total return, at net asset value (ii)	(1.14)%

(i) : Percentage is annualized.

(ii): Percentage is not annualized.

9 - Investment Valuation

In accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 820, Fair Value Measurements and Disclosures, the Trust values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. The interests in the Investing Pool are classified as a “Level 2,” as there is not an active market for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At March 31, 2010 and December 31, 2009, the fair value of the Trust’s interests in the Investing Pool equaled $1,739,412,929 and $1,759,350,446, respectively.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2010

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to the Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

On April 27, 2010, the Trust resumed accepting creation orders. Creation of new Shares of the Trust had been suspended since August 24, 2009.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At March 31, 2010 (Unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$96,004,804	$46,820,169
Short-term investments, at fair value (Note 2D)	1,632,248,664	1,722,340,589
Interest receivable	315	80
Receivable for variation margin on open futures contracts	12,270,420	—

Total Assets	$1,740,524,203	$1,769,160,838

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts	$—	$8,708,040
Management fee payable	1,095,325	1,086,220

Total Liabilities	1,095,325	9,794,260

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	15,949	16,132
Limited member	1,739,412,929	1,759,350,446

Total Members’ Equity	1,739,428,878	1,759,366,578

Total Liabilities and Members’ Equity	$1,740,524,203	$1,769,160,838

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Investment Income
Interest	$247,329	$601,130

Total investment income	247,329	601,130

Expenses
Management fee	3,164,351	973,147
Brokerage commissions	—	840

Total expenses	3,164,351	973,987

Net investment loss	(2,917,022)	(372,857)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(418)	111,989
Net realized loss on futures contracts	—	(3,239,250)
Net change in unrealized loss on futures contracts	(17,020,260)	(43,130,800)

Net realized and unrealized loss	(17,020,678)	(46,258,061)

Net loss	$(19,937,700)	$(46,630,918)

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the three months ended March 31, 2010 (Unaudited)

and the year ended December 31, 2009

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	—	—
Redemptions	—	—	—
Net investment loss	(27)	(2,916,995)	(2,917,022)
Net realized loss on short-term investments	—	(418)	(418)
Net realized gain (loss) on futures contracts	—	—	—
Net change in unrealized loss on futures contracts	(156)	(17,020,104)	(17,020,260)

Members’ equity, March 31, 2010	$15,949	$1,739,412,929	$1,739,428,878

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,162	1,141,869,162
Redemptions	—	(51,374,866)	(51,374,866)
Net investment loss	(73)	(6,640,299)	(6,640,372)
Net realized gain on short-term investments	3	192,935	192,938
Net realized loss on futures contracts	(159)	(9,748,137)	(9,748,296)
Net change in unrealized gain on futures contracts	2,343	218,814,394	218,816,737

Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(19,937,700)	$(46,630,918)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,682,080,161)	(432,842,129)
Sales/maturities of short-term investments	1,772,399,847	211,520,426
Accretion of discount	(228,179)	(589,776)
Net realized (gain) loss on short-term investments	418	(111,989)
Change in operating assets and liabilities:
Interest receivable	(235)	456
Receivable for variation margin on open futures contracts	(12,270,420)	6,334,700
Management fee payable	9,105	105,996
Payable for variation margin on open futures contracts	(8,708,040)	—

Net cash provided by (used in) operating activities	49,184,635	(262,213,234)

Cash flows from financing activities
Contributions	—	253,805,796
Redemptions	—	(13,328,916)

Net cash provided by financing activities	—	240,476,880

Net increase (decrease) in cash and cash equivalents	49,184,635	(21,736,354)

Cash and cash equivalents
Beginning of period	46,820,169	29,361,898

End of period	$96,004,804	$7,625,544

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At March 31, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills – 93.84%*
$280,000,000	0.05% due 4/15/10	$279,994,828
300,000,000	0.05% due 4/22/10	299,992,125
280,000,000	0.07% – 0.10% due 4/29/10	279,983,783
190,000,000	0.08% – 0.10% due 5/13/10	189,979,677
386,584,000	0.09% due 5/20/10	386,536,983
195,822,000	0.15% due 6/17/10	195,761,268

	Total United States Treasury Bills	$1,632,248,664

*	Percentage is based on members’ equity.

See notes to the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited)

March 31, 2010

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

The following is a summary of significant accounting policies consistently followed by the Investing Pool in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited)

March 31, 2010

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

Please refer to Note 9 for additional disclosures regarding the Investing Pool’s investments in CERFs.

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

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited)

March 31, 2010

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

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2010 to March 31, 2010. The net investment loss and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.69)%
Expenses (i)	0.75%
Total return (ii)	(1.13)%

(i): Percentage is annualized.

(ii): Percentage is not annualized

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited)

March 31, 2010

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2010 and the year ended December 31, 2009, the average daily notional amount of open CERFs were $1,177,115,904 and $834,485,360, respectively.

As of March 31, 2010, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
39,582	March 2011	$1,735,274,880	$(130,210,154)

As of December 31, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
39,582	March 2011	$1,752,295,140	$(113,189,893)

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of March 31, 2010 and December 31, 2009:

	Asset Derivatives		Liability Derivatives
March 31, 2010	Location on Statement of Financial Condition	Fair Value	Location on Statement of Financial Condition	Fair Value
Commodity contracts	Receivable for variation margin on open futures contracts	$12,270,420	Payable for variation margin on open futures contracts	$—

December 31, 2009
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$8,708,040

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the three months ended March 31, 2010 and March 31, 2009:

Three Months Ended March 31, 2010	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations	Change in Unrealized Gain (Loss) Recognized on the Statement of Operations
Commodity contracts	Net realized gain (loss) on futures contracts / change in unrealized gain (loss) on futures contracts	$—	$(17,020,260)

Three Months Ended March 31, 2009
Commodity contracts	Net realized gain (loss) on futures contracts / change in unrealized gain (loss) on futures contracts	$(3,239,250)	$(43,130,800)

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited) (Continued)

March 31, 2010

10 - Investment Valuation

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, the Investing Pool values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

The investment in CERFs is measured at fair value using the CME settlement price for CERFs. CERFs are classified as a “Level 1” security, as the CME settlement price is a quoted price for an identical asset in an active market. At March 31, 2010 and December 31, 2009, the fair value of CERFs equaled $1,735,274,880 and $1,752,295,140, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. The Treasury bills are classified as a “Level 2” security, as quoted prices for an identical asset are obtained from markets that are generally less active. At March 31, 2010 and December 31, 2009, the fair value of short-term investments equaled $1,632,248,664 and $1,722,340,589, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended March 31, 2010, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc., or “BAMII,” (formerly Barclays Global Investors International Inc.) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. (formerly Barclays Global Investors, N.A.) is the “Trustee” of the Trust. Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BAMII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

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

The Trustee has the absolute right to reject any creation order, including, without limitation, creation orders that the Trustee has determined would have adverse tax or other consequences to the Trust, its shareholders or the Investing Pool. The Trust disclosed through a filing on Form 8-K on August 21, 2009 that the Trustee expected to reject any creation orders for Shares of the Trust upon the Trust reaching Shares outstanding of approximately 55,900,000 in order to continue to manage the assets of the Trust and the Investing Pool consistent with their investment objective. The Trust received creation orders on August 24, 2009 that would exceed that number of Shares, and accordingly stopped accepting further creation orders temporarily. The Trust resumed accepting creation orders on April 27, 2010.

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

Once the value of the CERFs and interest earned on any assets posted as margin and any other assets of the Investing Pool has been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool administrator on its behalf, then calculates the value of the Trust’s interests in the Investing Pool (“Investing Pool Interests”) and provides this information to the Trustee.

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

Results of Operations

The Quarter Ended March 31, 2010

Net Asset Value of the Trust

The Trust’s net asset value decreased from $1,759,350,446 at December 31, 2009 to $1,739,412,929 at March 31, 2010. The decrease in the Trust’s net asset value was due to a decrease in the price of CERFs during the period from $442.70 at December 31, 2009 to $438.40 at March 31, 2010, a 0.97% decrease.

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2010 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of March 31, 2010, the market for CERFs was quite illiquid and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. Such illiquidity could cause or exacerbate losses to the Trust.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and posts cash and Short-Term Securities as margin to collateralize the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares. The value of the CERFs is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The market risk associated with the Investing Pool’s CERF positions is limited to the amount of cash and Short-Term Securities posted as margin. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the CERF market and activities of other market participants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2010, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	39,582
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$471.30
Fair Value:	$1,735,274,880

Fair value is calculated using the settlement price for the CERFs on the CME on March 31, 2010, which was $438.40 per contract, and the $100 multiplier applicable under the contract terms.

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

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the value of the CERFs, any commodities underlying the Index or the S&P GSCI-ER, or any assets posted as margin. Because of the 100% margin requirement applicable to the Investing Pool’s CERF positions, the market risk associated with the Investing Pool’s CERF position is limited to the amount of cash and Short-Term Securities posted as margin. The Investing Pool’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the CERF market and activities of other market participants.

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

Item 4T. Controls and Procedures

Not Applicable.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to Risk Factors since last reported in Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, except as set forth below.

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

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not reinvest the proceeds of such issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 70,000 contracts until December 31, 2010. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then -applicable position limit. Additionally, future legislative or regulatory action may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

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

c) No redemption of Shares occurred during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities

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

BlackRock Asset Management International Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Michael A. Latham
Michael A. Latham
Chief Executive Officer
(Principal executive officer)

Date: May 7, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2010

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.