Form 10-Q
period 2010-06-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2010-08-09
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Statements of Financial Condition

At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,522,591,519	$1,759,350,446

Total Assets	$1,522,591,519	$1,759,350,446

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 54,450,000 issued and outstanding at June 30, 2010 and 55,550,000 issued and outstanding at December 31, 2009	1,522,591,519	1,759,350,446

Total Shareholders’ Capital	1,522,591,519	1,759,350,446

Total Liabilities and Shareholders’ Capital	$1,522,591,519	$1,759,350,446

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$528,319	$789,463	$775,646	$1,390,578

Total investment income	528,319	789,463	775,646	1,390,578

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,033,408	1,899,602	6,197,730	2,872,725
Brokerage commissions and fees	349	1,333	349	2,173

Total expenses	3,033,757	1,900,935	6,198,079	2,874,898

Net investment loss	(2,505,438)	(1,111,472)	(5,422,433)	(1,484,320)

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	321	22,017	(97)	134,004
Net realized loss on futures contracts	(33,095,706)	(4,768,723)	(33,095,706)	(8,007,881)
Net change in unrealized appreciation (depreciation) on futures contracts	(155,459,293)	158,460,513	(172,479,397)	115,330,848

Net realized and unrealized gain (loss)	(188,554,678)	153,713,807	(205,575,200)	107,456,971

Net gain (loss)	$(191,060,116)	$152,602,335	$(210,997,633)	105,972,651

Net gain (loss) per Share	$(3.51)	$4.09	$(3.84)	$3.76
Weighted-average Shares outstanding	54,365,761	37,309,239	54,948,066	28,216,851

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2010 (Unaudited)

and the year ended December 31, 2009

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Shareholders’ capital, beginning of period	$1,759,350,446	$466,237,257
Contributions	72,707,254	1,141,869,162
Redemptions	(98,468,548)	(51,374,866)
Net investment loss	(5,422,433)	(6,640,299)
Net realized gain (loss) on short-term investments	(97)	192,935
Net realized loss on futures contracts	(33,095,706)	(9,748,137)
Net change in unrealized appreciation (depreciation) on futures contracts	(172,479,397)	218,814,394

Shareholders’ capital, end of period	$1,522,591,519	$1,759,350,446

Net asset value per Share, end of period	$27.96	$31.67

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net gain (loss)	$(210,997,633)	$105,972,651
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	236,758,927	(968,410,170)

Net cash provided by (used in) operating activities	25,761,294	(862,437,519)

Cash flows from financing activities
Contributions	72,707,254	901,030,117
Redemptions	(98,468,548)	(38,592,598)

Net cash provided by (used in) financing activities	(25,761,294)	862,437,519

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2010

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc. is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

June 30, 2010

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

At June 30, 2010, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

June 30, 2010

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

On June 30, 2010, the Trust had 54,450,000 Shares outstanding.

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

June 30, 2010

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2010 to June 30, 2010. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$31.67

Net investment loss	(0.10)
Realized and unrealized loss	(3.61)

Net decrease in net assets from operations	(3.71)

Net asset value per Share, end of period	$27.96

Ratio to average net assets:
Net investment loss (i)	(0.66)%
Expenses (i)	0.75%
Total return, at net asset value (ii)	(11.71)%

(i) :	Percentage is annualized.
(ii):	Percentage is not annualized.

9 - Investment Valuation

In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, the Trust values investments using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. Interests in the Investing Pool are classified as Level 2, as there are no active markets for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2010

At June 30, 2010 and December 31, 2009, the fair value of the Trust’s interests in the Investing Pool equaled $1,522,591,519 and $1,759,350,446, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$2,928,214	$46,820,169
Short-term investments, at fair value (Note 2D)	1,513,246,649	1,722,340,589
Interest receivable	8	80
Receivable for variation margin on open futures contracts	7,355,280	—

Total Assets	$1,523,530,151	$1,769,160,838

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts	$—	$8,708,040
Management fee payable	924,390	1,086,220

Total Liabilities	924,390	9,794,260

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	14,242	16,132
Limited member	1,522,591,519	1,759,350,446

Total Members’ Equity	1,522,605,761	1,759,366,578

Total Liabilities and Members’ Equity	$1,523,530,151	$1,769,160,838

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Investment Income
Interest	$528,324	$789,474	$775,653	$1,390,604

Total investment income	528,324	789,474	775,653	1,390,604

Expenses
Management fee	3,033,436	1,899,628	6,197,787	2,872,775
Brokerage commissions and fees	349	1,333	349	2,173

Total expenses	3,033,785	1,900,961	6,198,136	2,874,948

Net investment loss	(2,505,461)	(1,111,487)	(5,422,483)	(1,484,344)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	321	22,017	(97)	134,006
Net realized loss on futures contracts	(33,096,016)	(4,768,774)	(33,096,016)	(8,008,024)
Net change in unrealized appreciation (depreciation) on futures contracts	(155,460,667)	158,463,034	(172,480,927)	115,332,234

Net realized and unrealized gain (loss)	(188,556,362)	153,716,277	(205,577,040)	107,458,216

Net gain (loss)	$(191,061,823)	$152,604,790	$(210,999,523)	$105,973,872

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the six months ended June 30, 2010 (Unaudited)

and the year ended December 31, 2009

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	72,707,254	72,707,254
Redemptions	—	(98,468,548)	(98,468,548)
Net investment loss	(50)	(5,422,433)	(5,422,483)
Net realized loss on short-term investments	—	(97)	(97)
Net realized loss on futures contracts	(310)	(33,095,706)	(33,096,016)
Net change in unrealized appreciation (depreciation) on futures contracts	(1,530)	(172,479,397)	(172,480,927)

Members’ equity, June 30, 2010	$14,242	$1,522,591,519	$1,522,605,761

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,162	1,141,869,162
Redemptions	—	(51,374,866)	(51,374,866)
Net investment loss	(73)	(6,640,299)	(6,640,372)
Net realized gain on short-term investments	3	192,935	192,938
Net realized loss on futures contracts	(159)	(9,748,137)	(9,748,296)
Net change in unrealized appreciation (depreciation) on futures contracts	2,343	218,814,394	218,816,737

Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net gain (loss)	$(210,999,523)	$105,973,872
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(3,289,977,480)	(1,401,592,342)
Sales/maturities of short-term investments	3,499,802,247	410,825,137
Accretion of discount	(730,924)	(1,358,052)
Net realized (gain) loss on short-term investments	97	(134,006)
Change in operating assets and liabilities:
Interest receivable	72	989
Receivable for variation margin on open futures contracts	(7,355,280)	17,576,900
Management fee payable	(161,830)	589,760
Payable for variation margin on open futures contracts	(8,708,040)	31,863,660

Net cash used in operating activities	(18,130,661)	(836,254,082)

Cash flows from financing activities
Contributions	72,707,254	901,030,117
Redemptions	(98,468,548)	(38,592,598)

Net cash provided by (used in) financing activities	(25,761,294)	862,437,519

Net increase (decrease) in cash and cash equivalents	(43,891,955)	26,183,437

Cash and cash equivalents
Beginning of period	46,820,169	29,361,898

End of period	$2,928,214	$55,545,335

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At June 30, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$280,000,000	0.15% due 7/01/10	$280,000,000
325,000,000	0.15% due 7/15/10	324,981,674
280,000,000	0.16% due 7/29/10	279,965,155
140,000,000	0.11% - 0.15% due 8/12/10	139,977,833
266,584,000	0.16% due 8/19/10	266,525,944
221,822,000	0.06% - 0.16% due 8/26/10	221,796,043

	Total United States Treasury Bills – 99.39%*	$1,513,246,649

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

June 30, 2010

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

June 30, 2010

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

June 30, 2010

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

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2010 to June 30, 2010. The net investment loss and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.66)%
Expenses (i)	0.75%
Total return (ii)	(11.93)%

(i):	Percentage is annualized.
(ii):	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2010

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2010 and the year ended December 31, 2009, the average daily notional amount of open CERFs were $1,147,442,358 and $834,485,360, respectively.

As of June 30, 2010, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
38,712	March 2011	$1,517,510,400	$(285,670,820)

As of December 31, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
39,582	March 2011	$1,752,295,140	$(113,189,893)

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statement of Financial Condition as of June 30, 2010 and December 31, 2009:

	Asset Derivatives		Liability Derivatives
June 30, 2010	Location on Statement of Financial Condition	Fair Value	Location on Statement of Financial Condition	Fair Value
Commodity contracts	Receivable for variation margin on open futures contracts	$7,355,280	Payable for variation margin on open futures contracts	$—

December 31, 2009
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$8,708,040

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2010

The following table shows the effect of the futures contracts, by risk exposure category, on the Statement of Operations for the six months ended June 30, 2010 and 2009:

Six Months Ended June 30, 2010	Location of Gain (Loss) Recognized on the Statement of Operations	Realized Gain (Loss) Recognized on the Statement of Operations	Change in Unrealized Appreciation (Depreciation) Recognized on the Statement of Operations
Commodity contracts	Net realized loss on futures contracts / net change in unrealized appreciation (depreciation) on futures contracts	$(33,096,016)	$(172,480,927)

Six Months Ended June 30, 2009
Commodity contracts	Net realized loss on futures contracts / net change in unrealized appreciation (depreciation) on futures contracts	$(8,008,024)	$115,332,234

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to the Financial Statements (Unaudited) (Continued)

June 30, 2010

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

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At June 30, 2010 and December 31, 2009, the fair value of CERFs equaled $1,517,510,400 and $1,752,295,140, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in U.S. Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At June 30, 2010 and December 31, 2009, the fair value of short-term investments equaled $1,513,246,649 and $1,722,340,589, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended June 30, 2010, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts, called “CERFs,” on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or “CME,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc., or “BAMII,” is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission, or the “CFTC,” and are operated by BAMII, a commodity pool operator registered with the CFTC. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

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

Results of Operations

The Quarter Ended June 30, 2010

Net Asset Value of the Trust

The Trust’s net asset value decreased from $1,739,412,929 at March 31, 2010 to $1,522,591,519 at June 30, 2010. The decrease in the Trust’s net asset value was primarily due to a decrease in the price of CERFs during the quarter from $438.40 at March 31, 2010 to $392.00 at June 30, 2010, a 10.58% decrease. The decrease in the Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 55,550,000 at March 31, 2010 to 54,450,000 at June 30, 2010 due to 3,550,000 Shares (71 Baskets) being redeemed and 2,450,000 Shares (49 Baskets) being created during the quarter.

The Six Months Ended June 30, 2010

Net Asset Value of the Trust

The Trust’s net asset value decreased from $1,759,350,446 at December 31, 2009 to $1,522,591,519 at June 30, 2010. The decrease in the Trust’s net asset value was primarily due to a decrease in the price of CERFs during the period from $442.70 at December 31, 2009 to $392.00 at June 30, 2010, an 11.45% decrease. The decrease in the Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 55,550,000 at December 31, 2009 to 54,450,000 at June 30, 2010 due to 3,550,000 Shares (71 Baskets) being redeemed and 2,450,000 Shares (49 Baskets) being created during the period.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2010 was its investment in the Investing Pool, which is illiquid. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of June 30, 2010, the market for CERFs was quite illiquid and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. Such illiquidity could cause or exacerbate losses to the Trust.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2010, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	38,712
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$465.79
Fair Value:	$1,517,510,400

Fair value is calculated using the settlement price for the CERFs on the CME on June 30, 2010, which was $392.00 per contract, and the $100 multiplier applicable under the contract terms.

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

Some of these measures have been addressed in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Under the Dodd-Frank Act, within six months, the CFTC will be required to directly set speculative position limits on futures and options on physical commodities (including energy) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions to certain market participants. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of positions that may be taken with respect to CERFs, or on the size of positions that may be carried by the Investing Pool’s Clearing FCM.

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

Although the proposed federal energy position limits would not generally apply to futures and option contracts based on “diversified commodity indexes” such as CERFs, the CFTC has requested comment on the application of position limits and position limit exemptions to index funds and it is impossible to predict whether the proposed regulations will be adopted in their current form, or whether other federal speculative position limits applicable to CERFs, or modifications to existing exchange position limits, may be adopted in the future. The possibility cannot be excluded, however, that future regulatory action by the CFTC (including regulatory action pursuant to the requirements of the Dodd-Frank Act) will further restrict the maximum number of CERFs that the Investing Pool will be permitted to own. See also “Risk Factors—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool”.

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

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 70,000 contracts until December 31, 2010. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then -applicable position limit. Additionally, future legislative or regulatory action (including regulatory action pursuant to the requirements of the Dodd-Frank Act) may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

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

c) 3,550,000 Shares (71 Baskets) have been redeemed during the quarter ended June 30, 2010.

Periods	Total Number of Shares Redeemed	Average Price Per Share
04/01/10 to 04/30/10	—	—
05/01/10 to 05/31/10	1,950,000	28.29
06/01/10 to 06/30/10	1,600,000	25.03

Total	3,550,000	26.82

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007.

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007.

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007.

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006.

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006.

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

BlackRock Asset Management International Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: August 9, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2010

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.