Form 10-Q
period 2010-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2010-11-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Statements of Financial Condition

At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,538,189,774	$1,759,350,446

Total Assets	$1,538,189,774	$1,759,350,446

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 51,100,000 issued and outstanding at September 30, 2010 and 55,550,000 issued and outstanding at December 31, 2009	1,538,189,774	1,759,350,446

Total Shareholders’ Capital	1,538,189,774	1,759,350,446

Total Liabilities and Shareholders’ Capital	$1,538,189,774	$1,759,350,446

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Income Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$579,566	$719,795	$1,355,212	$2,110,373

Total investment income	579,566	719,795	1,355,212	2,110,373

Expenses Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,955,159	2,883,449	9,152,889	5,756,174
Brokerage commissions and fees	—	—	349	2,173

Total expenses	2,955,159	2,883,449	9,153,238	5,758,347

Net investment loss	(2,375,593)	(2,163,654)	(7,798,026)	(3,647,974)

Realized and Unrealized Gain (Loss) Allocated From iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	1,474	59,113	1,377	193,117
Net realized loss on futures contracts	(45,447,318)	—	(78,543,024)	(8,007,881)
Net change in unrealized appreciation/depreciation on futures contracts	166,464,848	(30,296,729)	(6,014,549)	85,034,119

Net realized and unrealized gain (loss)	121,019,004	(30,237,616)	(84,556,196)	77,219,355

Net gain (loss)	$118,643,411	$(32,401,270)	$(92,354,222)	$73,571,381

Net gain (loss) per Share	$2.20	$(0.65)	$(1.69)	$2.02
Weighted-average Shares outstanding	53,824,457	49,768,813	54,768,864	36,352,198

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2010 (Unaudited)

and the year ended December 31, 2009

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Shareholders’ capital, beginning of period	$1,759,350,446	$466,237,257
Contributions	134,445,356	1,141,869,162
Redemptions	(263,251,806)	(51,374,866)
Net investment loss	(7,798,026)	(6,640,299)
Net realized gain on short-term investments	1,377	192,935
Net realized loss on futures contracts	(78,543,024)	(9,748,137)
Net change in unrealized appreciation/depreciation on futures contracts	(6,014,549)	218,814,394

Shareholders’ capital, end of period	$1,538,189,774	$1,759,350,446

Net asset value per Share, end of period	$30.10	$31.67

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net gain (loss)	$(92,354,222)	$73,571,381
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	221,160,672	(1,176,847,944)

Net cash provided by (used in) operating activities	128,806,450	(1,103,276,563)

Cash flows from financing activities
Contributions	134,445,356	1,141,869,161
Redemptions	(263,251,806)	(38,592,598)

Net cash provided by (used in) financing activities	(128,806,450)	1,103,276,563

Net increase in cash and cash equivalents	—	—

Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2010

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust, or the “Trust,” was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc., or “BAMII,” is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest, or “Shares,” representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the regulations of the Commodity Futures Trading Commission, or “CFTC,” and are operated by BAMII, a commodity pool operator registered with the CFTC. BAMII is an indirect subsidiary of BlackRock, Inc.

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

September 30, 2010

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

At September 30, 2010, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

September 30, 2010

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

On September 30, 2010, the Trust had 51,100,000 Shares outstanding.

4 - Trust Expenses

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

September 30, 2010

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2010 to September 30, 2010. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$31.67

Net investment loss	(0.14)
Realized and unrealized loss	(1.43)

Net decrease in net assets from operations	(1.57)

Net asset value per Share, end of period	$30.10

Ratio to average net assets:
Net investment loss (i)	(0.64)%
Expenses (i)	0.75%
Total return, at net asset value (ii)	(4.96)%

(i) :	Percentage is annualized.
(ii):	Percentage is not annualized.

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

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. Interests in the Investing Pool are classified as Level 2, as there are no active markets for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At September 30, 2010 and December 31, 2009, the fair value of the Trust’s interests in the Investing Pool equaled $1,538,189,774 and $1,759,350,446, respectively.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to the Financial Statements (Unaudited) (Continued)

September 30, 2010

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Current Assets
Cash and cash equivalents	$337,023,979	$46,820,169
Short-term investments, at fair value (Note 2D)	1,478,083,441	1,722,340,589
Receivable for variation margin on open futures contracts (Note 9)	18,910,840	—
Interest receivable	227	80

Total Assets	$1,834,018,487	$1,769,160,838

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$—	$8,708,040
Payable for investment securities purchased	294,866,840	—
Management fee payable	946,542	1,086,220

Total Liabilities	295,813,382	9,794,260

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	15,331	16,132
Limited member	1,538,189,774	1,759,350,446

Total Members’ Equity	1,538,205,105	1,759,366,578

Total Liabilities and Members’ Equity	$1,834,018,487	$1,769,160,838

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Investment Income
Interest	$579,572	$719,802	$1,355,225	$2,110,406

Total investment income	579,572	719,802	1,355,225	2,110,406

Expenses
Management fee	2,955,187	2,883,477	9,152,974	5,756,252
Brokerage commissions and fees	—	—	349	2,173

Total expenses	2,955,187	2,883,477	9,153,323	5,758,425

Net investment loss	(2,375,615)	(2,163,675)	(7,798,098)	(3,648,019)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	1,474	59,114	1,377	193,120
Net realized loss on futures contracts	(45,447,760)	—	(78,543,776)	(8,008,024)
Net change in unrealized appreciation/depreciation on futures contracts	166,466,401	(30,296,990)	(6,014,526)	85,035,244

Net realized and unrealized gain (loss)	121,020,115	(30,237,876)	(84,556,925)	77,220,340

Net gain (loss)	$118,644,500	$(32,401,551)	$(92,355,023)	$73,572,321

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the nine months ended September 30, 2010 (Unaudited)

and the year ended December 31, 2009

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	134,445,356	134,445,356
Redemptions	—	(263,251,806)	(263,251,806)
Net investment loss	(72)	(7,798,026)	(7,798,098)
Net realized gain on short-term investments	—	1,377	1,377
Net realized loss on futures contracts	(752)	(78,543,024)	(78,543,776)
Net change in unrealized appreciation/depreciation on futures contracts	23	(6,014,549)	(6,014,526)

Members’ equity, September 30, 2010	$15,331	$1,538,189,774	$1,538,205,105

	General Member	Limited Member	Total Members’ Equity
Members’ equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,162	1,141,869,162
Redemptions	—	(51,374,866)	(51,374,866)
Net investment loss	(73)	(6,640,299)	(6,640,372)
Net realized gain on short-term investments	3	192,935	192,938
Net realized loss on futures contracts	(159)	(9,748,137)	(9,748,296)
Net change in unrealized appreciation/depreciation on futures contracts	2,343	218,814,394	218,816,737

Members’ equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net gain (loss)	$(92,355,023)	$73,572,321
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,227,655,310)	(2,719,348,531)
Sales/maturities of short-term investments	5,473,200,382	1,588,894,244
Accretion of discount	(1,286,547)	(2,049,271)
Net realized gain on short-term investments	(1,377)	(193,120)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(18,910,840)	(48,992,640)
Interest receivable	(147)	1,286
Payable for variation margin on open futures contracts	(8,708,040)	—
Payable for investment securities purchased	294,866,840	—
Management fee payable	(139,678)	729,307

Net cash provided by (used in) operating activities	419,010,260	(1,107,386,404)

Cash flows from financing activities
Contributions	134,445,356	1,141,869,161
Redemptions	(263,251,806)	(38,592,598)

Net cash provided by (used in) financing activities	(128,806,450)	1,103,276,563

Net increase (decrease) in cash and cash equivalents	290,203,810	(4,109,841)

Cash and cash equivalents
Beginning of period	46,820,169	29,361,898

End of period	$337,023,979	$25,252,057

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At September 30, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$365,000,000	0.10% – 0.15% due 10/14/10	$364,980,952
280,000,000	0.15% due 10/28/10	279,969,550
190,000,000	0.12% – 0.14% due 11/04/10	189,975,161
176,584,000	0.15% due 12/02/10	176,538,383
171,822,000	0.15% due 1/06/11	171,752,555
295,000,000	0.13% due 2/03/11	294,866,840

	Total United States Treasury Bills – 96.09%*	$1,478,083,441

*	Percentage is based on members’ equity.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

September 30, 2010

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool,” is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. BlackRock Asset Management International Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index, or “S&P GSCI-ER,” listed on the Chicago Mercantile Exchange, or the “CME,” called Commodity Excess Return Futures, or “CERFs,” and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the S&P GSCI™ Total Return Index, or the “Index,” before payment of the Investing Pool’s expenses.

The Investing Pool is a commodity pool, as defined in the regulations of the Commodity Futures Trading Commission, or “CFTC,” and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

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

CERFs are futures contracts listed on the CME that have a term of approximately five years after listing and whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as an unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statements of Operations.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2010

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

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

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

September 30, 2010

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

5 - Related Parties

BlackRock Institutional Trust Company, N.A. is the “Administrator” of the Investing Pool. The Manager and the Administrator are considered to be related parties to the Trust and Investing Pool. The Advisor is considered to be a related party to the Investing Pool. The Administrator’s and Advisor’s fees are paid by the Manager from the Investing Pool’s expense allocation to the Manager and are not a separate expense of the Investing Pool.

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

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2010 to September 30, 2010. The net investment loss and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.64)%
Expenses (i)	0.75%
Total return (ii)	(5.16)%

(i) :	Percentage is annualized.
(ii):	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2010

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2010 and the year ended December 31, 2009, the average month-end notional amount of open CERFs were $1,630,011,466 and $1,185,141,292, respectively.

As of September 30, 2010, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
36,367	March 2011	$1,537,233,090	$(119,204,419)

As of December 31, 2009, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
39,582	March 2011	$1,752,295,140	$(113,189,893)

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2010 and December 31, 2009:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2010
Commodity contracts	Receivable for variation margin on open futures contracts	$18,910,840	Payable for variation margin on open futures contracts	$—

December 31, 2009
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$8,708,040

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2010

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2010 and 2009:

Nine Months Ended September 30, 2010	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized loss on futures contracts	$(78,543,776)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(6,014,526)

Nine Months Ended September 30, 2009
Commodity contracts	Net realized loss on futures contracts	$(8,008,024)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	85,035,244

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

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At September 30, 2010 and December 31, 2009, the fair value of CERFs equaled $1,537,233,090 and $1,752,295,140, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in U.S. Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At September 30, 2010 and December 31, 2009, the fair value of short-term investments equaled $1,478,083,441 and $1,722,340,589, respectively.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2010

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended September 30, 2010, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Quarter Ended September 30, 2010

Net Asset Value of the Trust

The Trust’s net asset value increased from $1,522,591,519 at June 30, 2010 to $1,538,189,774 at September 30, 2010. The increase in the Trust’s net asset value was primarily due to an increase in the price of CERFs during the quarter from $392.00 at June 30, 2010 to $422.70 at September 30, 2010, a 7.83% increase. The increase in the Trust’s net asset value was partially offset by a decrease in outstanding Shares, which fell from 54,450,000 at June 30, 2010 to 51,100,000 at September 30, 2010 due to 5,600,000 Shares (112 Baskets) being redeemed and 2,250,000 Shares (45 Baskets) being created during the quarter.

The Nine Months Ended September 30, 2010

Net Asset Value of the Trust

The Trust’s net asset value decreased from $1,759,350,446 at December 31, 2009 to $1,538,189,774 at September 30, 2010. The decrease in the Trust’s net asset value was primarily from a decrease in outstanding Shares, which fell from 55,550,000 at December 31, 2009 to 51,100,000 at September 30, 2010 due to 9,150,000 Shares (183 Baskets) being redeemed and 4,700,000 Shares (94 Baskets) being created during the period. The decrease in the Trust’s net asset value was also affected by a decrease in the price of CERFs during the period from $442.70 at December 31, 2009 to $422.70 at September 30, 2010, a 4.52% decrease.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2010 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of September 30, 2010, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2010, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	36,367
Expiration Date:	March 2011
Weighted-Average Price per Contract:	$455.48
Fair Value:	$1,537,233,090

Fair value is calculated using the settlement price for the CERFs on the CME on September 30, 2010, which was $422.70 per contract, and the $100 multiplier applicable under the contract terms.

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

Some of these measures have been addressed in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Under the Dodd-Frank Act, the CFTC will be required to establish speculative position limits on futures and options on physical commodities (including energy) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions to a narrower category of commercial market participants and hedging strategies. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of positions that may be taken with respect to CERFs, or on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such position limits may adversely affect the value of the Shares or liquidity in the market for them.

The CFTC also proposed regulations in early 2010 that would impose new federal speculative position limits on futures and option contracts on certain energy commodities, in addition to the limits and accountability levels currently set by U.S. futures exchanges. The CFTC withdrew this proposal on August 18, 2010 in light of the requirements to set position limits under the Dodd-Frank Act. These proposed regulations would have applied such federal energy position limits to institutional “index funds” in the same manner as such limits are applied to traditional speculative investors and would have restricted institutional “index funds” from continuing to rely on existing exchange risk management exemptions once their positions reach the higher level of the new federal limits. The proposed regulations would also have imposed position limits based on the percentage of open interest a trader’s positions represents. Although the proposed federal energy position limits would not generally have applied to futures and option contracts based on “diversified commodity indexes” such as CERFs, the CFTC requested comment on the application of position limits and position limit exemptions to index funds. It is therefore possible that future regulatory action by the CFTC (including regulatory action pursuant to the requirements of the Dodd-Frank Act) will further restrict the maximum number of CERFs that the Investing Pool will be permitted to own. See also “Risk Factors—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool”.

Certain regulatory measures under the Dodd-Frank Act could increase the costs of the Investing Pool, result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, or affect liquidity in the market for the CERFs and the correlation between the price of the Shares and the net asset value of the Trust. It is impossible to predict which measures will be adopted or precisely how they will ultimately affect the value of your Shares. However, if adopted, such measures could adversely affect the value of your Shares.

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

If the Investing Pool liquidates positions in CERFs in order to satisfy redemption requests, comply with position limits or pay expenses and liabilities, it will do so by entering sell orders with the Clearing FCM for execution on the CME. The resulting sales will serve to offset a portion of the Investing Pool’s long positions in CERFs. However, in entering sell orders, the Investing Pool will be subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Investing Pool on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions by the CME or regulatory authorities.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 70,000 contracts until December 31, 2010. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then-applicable position limit. The Investing Pool may also be required to liquidate any existing contracts in excess of the then-applicable position limits or take other actions with potentially adverse effects on the liquidity or value of the Shares. Additionally, future legislative or regulatory action (including regulatory action pursuant to the requirements of the Dodd-Frank Act) may impose new limitations on the size of positions that may be taken with respect to CERFs, or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. Such events may also affect the liquidity of the Shares and the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

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

c) 5,600,000 Shares (112 Baskets) have been redeemed during the quarter ended September 30, 2010.

Periods	Total Number of Shares Redeemed	Average Price Per Share
07/01/10 to 07/31/10	—	$—
08/01/10 to 08/31/10	3,500,000	29.38
09/01/10 to 09/30/10	2,100,000	29.24

Total	5,600,000	$29.32

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

Date: November 8, 2010

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2010

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.