Form 10-K
period 2010-12-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2011-02-25
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

iShares Product Research & Development

(Address of principal executive offices)

(415) 670-2000

(Registrant and Co-Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of class)	(Name of exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2010, the aggregate market value of the shares held by non-affiliates was approximately $1,513,165,500.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST AND INVESTING POOL FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust formed on July 7, 2006. The Trust issues units of beneficial interest (called “Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool is a Delaware limited liability company formed on July 7, 2006. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index (“CERFs”). It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities.

BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. (“BTC”) is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (“CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool has delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of Shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (called “Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, short-term or similar securities in lieu of cash, referred to as “Short-Term Securities”) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets. The Trust has delegated the processing of creation and redemption orders of Baskets to SEI Investments Distribution Co. (the “Processing Agent”).

The activities of the Trust are limited to:

(1)	issuing Baskets in exchange for CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash),

(2)	contributing the proceeds described in (1) that it receives in connection with issuances of Baskets to the Investing Pool in return for interests in the Investing Pool (“Investing Pool Interests”),

(3)	paying out of Trust assets any Trust expenses and liabilities not assumed by the Sponsor,

(4)	delivering proceeds consisting of CERFs, cash and Short-Term Securities in exchange for Baskets surrendered for redemption, and

(5)	redeeming Investing Pool Interests in exchange for the proceeds described in (4).

The Trust, through the Investing Pool, will be a passive investor in CERFs and the cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. At any time when CERFs of more than one expiration are listed on the Chicago Mercantile Exchange Inc. (the “CME”), the Sponsor will determine, pursuant to the terms of the Investing Pool Agreement and in accordance with its current lot selection procedures, which CERFs of a given expiration, will be transferred in connection with either the creation or redemption of Baskets.

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

BlackRock Fund Advisors (the “Advisor”), which is a commodity trading advisor registered with the CFTC, acts as the commodity trading advisor for the Investing Pool. The Advisor enters into long positions in CERFs and posts cash and Short-Term Securities as collateral on behalf of the Investing Pool. To the extent that the Investing Pool accepts proceeds from the Trust in the form of cash rather than CERFs and other assets, the Investing Pool will use that cash to purchase additional CERFs, in an amount that the Advisor determines will enable the Investing Pool to achieve investment results that correspond with the Index, and to collateralize those CERFs.

The Sponsor maintains an Internet website at www.ishares.com, through which monthly account statements and the Registrants’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust and the Investing Pool may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective of the Trust and the Investing Pool

The investment objective of the Trust is to seek investment results, through the Trust’s investment in the Investing Pool, that correspond generally, but are not necessarily identical, to the performance of the Index, before the payment of expenses and liabilities of the Trust and the Investing Pool. The Investing Pool holds long positions in CERFs, which are futures contracts listed on the CME, whose settlement at expiration is based on the value of the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”) at that time. The Investing Pool also earns interest on the assets used to collateralize its holdings of CERFs.

CERFs are futures contracts listed for trading on the CME. The CERFs currently listed on the CME have expiration dates in March 2011 and March 2014. CERFs listed on later dates may have terms that differ from those of CERFs listed at this time, including transaction fees associated with the purchase and sale of CERFs on the CME. The CME charges a fee of $6.50 per CERF for purchases and sales of CERFs expiring in March 2011 and $10.00 per CERF for purchases and sales of CERFs expiring in March 2014. The CME may change such fees in the future. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. Accordingly, a position in CERFs provides the holder with the positive or negative return on the S&P GSCI-ER during the period in which the position is held. For further discussion of the CERFs, see “Futures Contracts on the S&P GSCI-ER” below.

The Investing Pool also earns interest on the assets used to collateralize its holdings of CERFs. The interest on the collateral deposited by the Investing Pool as margin, together with the returns from the CERFs, is expected to result in a total return for the Investing Pool that corresponds generally, but is not identical, to the Index (before the payment of expenses and liabilities).

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

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their net asset value per Share (“NAV”). The NAV will fluctuate primarily with changes in the market value of CERFs. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 p.m. (New York time), liquidity in the markets for the CERFs and the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for these contracts are closed, which usually occurs from 4:00 p.m. to 5:00 p.m. (Chicago time) for the CERFs. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Investing Pool Interests will be issued by the Investing Pool only to the Trust and the Manager. Because Investing Pool Interests, by their terms, may be held only by the Trust and the Manager, there will be no secondary market for Investing Pool Interests.

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the NAV as of 4:15 p.m. (New York time) on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is defined as a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool Administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

The Manager values the Investing Pool’s long positions in CERFs on the basis of that day’s announced CME settlement prices for the CERFs held by the Investing Pool. The value of the Investing Pool’s position in a CERF contract of a particular expiration (including any related margin) equals the product of (a) the number of such CERF contracts owned by the Investing Pool and (b) the settlement price of such CERF contract on the date of calculation. If there is no announced CME settlement price for such CERF contract on a Business Day, the Manager uses the most recently announced CME settlement price unless the Manager determines that such price is inappropriate as a basis for valuation. The daily settlement prices for the CERFs are established by the CME shortly after the close of trading in Chicago on each trading day.

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

Once the value of the Trust’s Investing Pool Interests have been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation.

Trust Expenses

The Sponsor is obligated under the Amended and Restated Trust Agreement dated September 12, 2007 (the “Trust Agreement”) to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Trust Administrator and the Processing Agent,

(2)	NYSE Arca listing fees,

(3)	printing and mailing costs,

(4)	audit fees,

(5)	tax reporting costs,

(6)	license fees and

(7)	legal expenses up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses.

The Sponsor does not receive a fee in connection with its role as Sponsor. However, BAMII receives an allocation in connection with its role as Manager of the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears. The Manager earned $12,260,196 for the year ended December 31, 2010.

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

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time and were suspended from August 24, 2009 to April 26, 2010 because the Trust could not invest the proceeds of new issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME. Shares may be offered only in Baskets of 50,000 Shares. Baskets will be typically issued only in exchange for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day will have a per Share value equal to the NAV as of such day. However, orders received by the Trustee after 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs on the CME on such day), will be treated as received on the next following Business Day. The Trustee will notify the Authorized Participants of the Basket Amount on each Business Day.

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

Upon the transfer of (1) the required consideration of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) in the amounts, and to the accounts, specified by the Trustee, and (2) the Trustee’s transaction fee per Basket equal to $6.50 multiplied by the number of CERFs expiring in March 2011 included in the Basket Amount and $10.00 multiplied by the number of CERFs expiring in March 2014 included in the Basket Amount, the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company, or “DTC,” account of the Authorized Participant. In limited circumstances and with the approval of the Trustee, Baskets may be created for cash, in which case the Authorized Participant will be required to pay any additional issuance costs, including the costs to the Investing Pool of establishing the corresponding CERF position.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant will have no obligation to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee will maintain a current list of Authorized Participants.

No Shares will be issued unless and until the Trustee receives confirmation that (1) the required consideration has been received in the account or accounts specified by the Trustee and (2) the Manager confirms that Investing Pool Interests with an initial value equal to the consideration received for the Shares have been issued to the Trust. It is expected that delivery of the Shares will be made against transfer of consideration on the next Business Day following the Business Day on which the creation order is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee has not received the required consideration for the Shares to be delivered on the delivery date, by 11:00 a.m. (New York time), the Trustee may cancel the creation order.

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

Redemptions of Baskets

Authorized Participants may typically surrender Baskets in exchange only for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the Basket Amount on the Business Day the redemption request is received by the Trustee. However, redemption requests received by the Trustee after 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs on the CME on such day), will be treated as received on the next following Business Day. Holders of Baskets who are not Authorized Participants will be able to redeem their Baskets only through an Authorized Participant. It is expected that Authorized Participants may redeem Baskets for their own accounts or on behalf of Shareholders who are not Authorized Participants, but they are under no obligation to do so.

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

After the delivery by the Authorized Participant to the Trustee’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee will deliver to the order of the redeeming Authorized Participant redemption proceeds consisting of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). The Trustee may deliver CERFs of different expiration than were included in the creation of the Basket. In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption a transaction fee per Basket equal to $6.50 multiplied by the number of CERFs expiring in March 2011 included in the Basket Amount and $10.00 multiplied by the number of CERFs expiring in March 2014 included in the Basket Amount. In limited circumstances and with the approval of the Trustee, Baskets may be redeemed for cash, in which case the Authorized Participant will be required to pay any additional redemption costs, including the costs to the Investing Pool of liquidating the corresponding CERF position. The Trust will receive these redemption proceeds pursuant to the Trust’s contemporaneous redemption of Investing Pool Interests of corresponding value. Shares can be surrendered for redemption only in Baskets.

It is expected that delivery of the CERFs, cash or Short-Term Securities to the redeeming Shareholder will be made against transfer of the Baskets on the next Business Day following the Business Day on which the redemption request is received by the Trustee. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 a.m. (New York time) on the delivery date, the Trustee may cancel the redemption order.

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

Custody of the Trust Assets

The creation and redemption of Baskets, and the corresponding creation and redemption of Investing Pool Interests, will generally be effected through transactions known as exchange of futures for physicals, or “EFPs.” Because EFPs involve contemporaneous transfers, it is anticipated that the Trust will not hold CERFs and the securities used to collateralize CERFs on a regular basis. The Investing Pool Interests, which are not certificated, will be recorded in the books and records of the Trust by the Trustee and in the books and records of the Investing Pool by the Manager. To the extent the Trust has property that requires a custodian, the Trustee will appoint an agent qualified to maintain the property of the Trust.

Investing Pool Agreement

The Investing Pool is governed by the “Investing Pool Agreement,” entered into between the Trust and BAMII, as members. BAMII serves as Manager under the Investing Pool Agreement and, as such, is responsible for the administration of the Investing Pool.

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

The Manager has delegated some of the administration of the Investing Pool to BTC (the “Administrator”), which in turn has employed the Investing Pool Administrator to maintain various records and carry out various duties on behalf of the Investing Pool. BTC has also employed PricewaterhouseCoopers LLP as the tax administrator to provide tax accounting and tax reporting services for the Trust and the Investing Pool.

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

The Investing Pool has entered into a commodity trading advisor agreement with the Advisor, which provides the Advisor with discretionary authority to make all determinations with respect to the Investing Pool’s assets, subject to specified limitations. The Investing Pool has also entered into a futures commission merchant (“FCM”) agreement that provides for the execution and clearing of transactions in futures, payment of commissions, custody of assets and other standard provisions. Goldman, Sachs & Co. is the “Clearing FCM” of the Investing Pool. The Investing Pool may employ other FCMs for the execution of CERF transactions.

Goldman, Sachs & Co. and some of its affiliates trade the contracts comprising the S&P GSCI™ Commodity Index (“S&P GSCI™”), as well as the underlying commodities and other derivative instruments thereon, for their proprietary accounts and other accounts under their management. Goldman, Sachs & Co. and some of its affiliates may underwrite or issue other securities or financial instruments indexed to the S&P GSCI™ and related indices. These activities could present conflicts of interest and could adversely affect the value of the S&P GSCI™. There may be conflicts of interest between you and Goldman, Sachs & Co. See “Risk Factors—Risk Factors Relating to Conflicts of Interest— Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder.”

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

Futures Contracts on the S&P GSCI-ER

The assets of the Investing Pool consist of CERFs and cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. CERFs are traded on the CME and were first listed and made available for trading on March 13, 2006. Until October 2010, that CERF contract, which expires in March 2011, was the only CERF listed. In October 2010, the CME listed a second CERF contract, which expires in March 2014. Consequently, CERFs have a limited trading history. Futures contracts and options on futures contracts on the S&P GSCI™, which does not reflect the excess return embedded in the S&P GSCI-ER, have been traded on the CME since 1992. CERFs are listed and traded separately from the S&P GSCI™ futures contracts and options on futures contracts.

CERFs are subject to the rules of the CME. CERFs trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in CERFs are cleared through the “CME Clearing House” by the trader’s FCM acting as its agent. Under these clearing arrangements, the CME Clearing House becomes the buyer to each member FCM representing a seller of the contract and the seller to each member FCM representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in CERFs is subject to the credit risk of the CME Clearing House and the FCM carrying its position in CERFs. See “Risk Factors—Risk Factors Related to CERFs and the S&P GSCI-ER—The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, it could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME Clearing House.”

CERFs are futures contracts listed for trading on the CME. The CERFs currently listed on the CME have expiration dates in March 2011 and March 2014. CERFs listed on later dates may have terms that differ from those of CERFs listed at this time, including transaction fees associated with the purchase and sale of CERFs on the CME. The CME charges a fee of $6.50 per CERF for purchases and sales of CERFs expiring in March 2011 and $10.00 per CERF for purchases and sales of CERFs expiring in March 2014. The CME may change such fees in the future. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. For the CERF contract expiring in March 2011, the final settlement value is determined for this purpose on the eleventh business day of March 2011, and for the CERF contract expiring in March 2014, on the eleventh business day of March 2014. On a daily basis, market participants with positions in CERFs, other than those participants subject to special margin requirements, such as the Investing Pool, are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the CERF from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

Futures contracts typically require deposits of initial margin as well as payments of daily variation margin as the value of the contracts fluctuate. For most market participants, the initial margin requirement for CERFs is generally expected to be 3% to 7%. Certain market participants, known as “100% margin participants,” however, are required to deposit with their FCMs initial margin in an amount equal to 100% of the value of the CERF on the date the position is established. The FCM, in turn, is required to deliver to the CME Clearing House initial margin at a level generally expected to be from 3% to 7% and pledge to the CME Clearing House, pursuant to a separate custody arrangement pursuant to CME rules, an amount equal to the remainder of the 100% margin amount posted by 100% margin participants. The separate custody arrangement will be an account with the FCM.

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

The 100% margin participants include any market participant that is (1) an investment company registered under the Investment Company Act or (2) an investment fund, commodity pool, or other similar type of pooled trading vehicle (other than a pension plan or fund) that is offered to the public pursuant to an effective registration statement filed under the United States Securities Act of 1933, as amended, regardless of whether it is also registered under the Investment Company Act, and that has its principal place of business in the United States.

The Investing Pool is a 100% margin participant. The Investing Pool satisfies the 100% margin requirement by depositing with the Clearing FCM cash or Short-Term Securities with a value equal to 100% of the value of each long position in CERFs.

CERFs also differ from traditional futures contracts in another significant respect. In contrast to other types of futures contracts, which are typically listed with monthly, bimonthly or quarterly expirations, CERFs are expected to be listed with longer expirations. A buyer or seller of CERFs will be able to trade CERFs on the market maintained by the CME and will consequently be able to liquidate its position at any time, subject to the existence of a liquid market. If a party to a CERF wishes to hold its position to expiration, however, it will be necessary to maintain the position for up to the applicable term, which may be several years. As a CERF nears expiration, it is anticipated, but there can be no assurance, that the CME will list an additional CERF with a term of similar length. CERFs have generally been less liquid than other futures contracts.

Creation and redemption of interests in the Trust, and the corresponding creation and redemption of interests in the Investing Pool, are generally effected through EFPs. EFPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFP, the buyer of the futures contract sells the underlying commodity to the seller of the futures contract. In the context of CERFs, the CME permits the execution of EFPs consisting of simultaneous purchases (sales) of CERFs and sales (purchases) of Shares. This mechanism generally is used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) to the Trust in return for Shares. The Trust will simultaneously contribute to the Investing Pool the CERFs (and any cash or Short-Term Securities) received from an Authorized Participant in return for an increase in its Investing Pool Interests.

If an EFP is executed in connection with the redemption of one or more Baskets, an Authorized Participant will transfer to the Trust the interests being redeemed and the Trust will transfer to an Authorized Participant CERFs, cash or Short-Term Securities. In order to obtain the CERFs and cash or Short-Term Securities to be transferred to an Authorized Participant, the Trust will redeem an equivalent portion of its interest in the Investing Pool Interests. The Trust may include CERFs of different expirations in the creation and redemption of Baskets.

The Index and the S&P GSCI-ER

This section contains a description of the Index and the S&P GSCI-ER. All information regarding the Index and the S&P GSCI-ER contained in this annual report, including its composition, method of calculation, changes in its components and historical performance, has been derived from publicly available information, including information published by Standard & Poor’s, or S&P, which is the “Index Sponsor,” but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the S&P GSCI-ER and the Index Sponsor.

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

The following information with respect to the Index and the S&P GSCI-ER reflects the policies of and is subject to change by the Index Sponsor. The Index Sponsor owns the copyright and other rights to the Index and the S&P GSCI-ER. The Index Sponsor has no obligation to consider your interests as a Shareholder and has no obligation to continue to publish, and may discontinue the publication of, the Index or the S&P GSCI-ER. The consequences of the Index Sponsor’s discontinuing the S&P GSCI-ER are described under “Risk Factors—Risk Factors Relating to CERFs and the S&P GSCI-ER.”

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

More specifically, the rolling of the contracts included in the S&P GSCI™ occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the S&P GSCI™ consists of futures contracts with the nearest expirations. The S&P GSCI™ is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the S&P GSCI™ is adjusted so that 20% of the contracts underlying the S&P GSCI™ held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the S&P GSCI™ composed entirely of contracts with the next nearest expirations. See “—Contract Daily Return.”

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

The following is a summary of the composition of and the methodology used to calculate the S&P GSCI™ as of the date of this annual report. The methodology for determining the composition and weighting of the S&P GSCI™ and for calculating its value is subject to modification in a manner consistent with the purposes of the S&P GSCI™, as described below. The Index Sponsor makes the official calculations of the value of the S&P GSCI™. At present, this calculation is performed continuously and is reported on Reuters Page .SPGSCI and on Bloomberg page SPGSCI<index> and is updated at least once every three minutes during business hours on each day on which the S&P GSCI™ is calculated, referred to as an “S&P GSCI™ Business Day.” The settlement price for the S&P GSCI-ER is reported on Reuters Page .SPGSCIP and on Bloomberg page SPGSCIP<index> at the end of each S&P GSCI™ Business Day. If Reuters ceases to publish the value of the Sd&P GSCI™ or the settlement price of the S&P GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the value of the S&P GSCI™ and the settlement price of the S&P GSCI-ER so long as any Shares are outstanding.

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

The Index Committee and Commodity Index Advisory Panel

The Index Sponsor has established an “Index Committee” to oversee the daily management and operations of the S&P GSCI™, and is responsible for all analytical methods and calculation in the indices. The Index Committee is comprised of full-time professional members of S&P’s staff. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities, or other matters.

S&P considers information about changes to its indices and related matters to be potentially market moving and material. Therefore, all Index Committee discussions are confidential.

In addition, the Index Sponsor has established a “Commodity Index Advisory Panel” to assist it with the operation of the S&P GSCI™. The Commodity Index Advisory Panel meets on an annual basis and at other times at the request of the Index Committee. The principal purpose of the Commodity Index Advisory Panel is to advise the Index Committee with respect to, among other things, the calculation of the S&P GSCI™, the effectiveness of the S&P GSCI™ as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the S&P GSCI™. The Commodity Index Advisory Panel acts solely in an advisory and consultative capacity. The Index Committee makes all decisions with respect to the composition, calculation and operation of the S&P GSCI™. Certain of the members of the Commodity Index Advisory Panel may be affiliated with clients of S&P. Also, certain of the members of the Commodity Index Advisory Panel may be affiliated with entities which, from time to time, may have investments linked to the S&P GSCI™, either through transactions in the contracts included in the S&P GSCI™, futures contracts on the S&P GSCI™ or derivative products linked to the S&P GSCI™.

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

d)	be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility,” that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development and:

c)	makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

d)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

e)	accepts bids and offers from multiple participants or price providers; and

f)	is accessible by a sufficiently broad range of participants.

3)	The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price,” generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, however, the Index Sponsor, in consultation with the Index Committee, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

4)	At and after the time a contract is included in the S&P GSCI™, the daily contract reference price for that contract must be published between 10:00 a.m. and 4:00 p.m. (New York time) on each Business Day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five-month period.

5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

6)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity that is not represented in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $15 billion. The “total dollar value traded” is the dollar value of the total quantity of the commodity underlying transactions in the relevant contract and any related contract over the period for which the calculation is made, based on the average of the daily contract reference prices on the last day of each month during the period.

7)	A contract that is already included in the S&P GSCI™ at the time of determination and that is the only contract on the relevant commodity included in the S&P GSCI™ must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $5 billion and at least $10 billion during at least one of the three most recent annual periods used in making the determination.

8)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

9)	A contract that is already included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $10 billion and at least $20 billion during at least one of the three most recent annual periods used in making the determination.

10)	A contract that is:

a)	already included in the S&P GSCI™ at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the S&P GSCI™ at a given time. This figure is determined by dividing (A) the product of the contract production weight of each contract, or “CPW,” and the average of its daily contract reference prices on the last day of each month during the relevant period, by (B) the sum of the products in (A) for all contracts included in the S&P GSCI™. The CPW of a contract is part of its weight in the S&P GSCI™.

b)	not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

a)	Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level.

b)	If additional contracts could be included with respect to several commodities at the same time, that procedure is first applied with respect to the commodity that has the smallest portion of the S&P GSCI™ attributable to it at the time of determination. Subject to the other eligibility criteria described above, the contract with the highest total quantity traded on that commodity will be included. Before any additional contracts on the same commodity or on any other commodity are included, the portions of the S&P GSCI™ attributable to all commodities are recalculated. The selection procedure described above is then repeated with respect to the contracts on the commodity that then has the smallest portion of the S&P GSCI™ attributable to it.

The contracts currently included in the S&P GSCI™ are futures contracts traded on the New York Mercantile Exchange, Inc. (“NYM”), ICE Futures U.S. (“ICE-US”), ICE Futures Europe (“ICE-UK”), the CME, the Chicago Board of Trade (“CBT”), the Kansas City Board of Trade (“KBT”), the COMEX Division of the New York Mercantile Exchange, Inc. (“CMX”) and the London Metal Exchange (“LME”).

The futures contracts currently included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded as of January 31, 2011 are as follows:

Commodity	Dollar Weight January 31, 2011*	Ticker(1)	Trading Facility
Crude Oil	32.00%	CL	NYM/ICE
Brent Crude Oil	15.36%	LCO	ICE-UK
Gas Oil	6.39%	LGO	ICE-UK
Heating Oil	4.82%	HO	NYM
Corn	4.51%	C	CBT
Unleaded Gas	4.40%	RB	NYM
Copper	3.93%	MCU	LME
Wheat	3.71%	W	CBT
Natural Gas	3.09%	NG	NYM/ICE
Sugar	2.81%	SB	ICE-US
Soybeans	2.64%	S	CBT
Gold	2.53%	GC	CMX
Live Cattle	2.53%	LC	CME
Aluminum	2.52%	MAL	LME
Cotton	2.11%	CT	ICE-US
Lean Hogs	1.60%	LH	CME
Coffee	0.99%	KC	ICE-US
Kansas Wheat	0.93%	KW	KBT
Nickel	0.85%	MNI	LME
Zinc	0.63%	MZN	LME
Lead	0.46%	MPB	LME
Silver	0.44%	SI	CMX
Feeder Cattle	0.42%	FC	CME
Cocoa	0.33%	CC	ICE-US

(1)	Tickers are Reuters RIC Codes.
*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

The quantity of each of the contracts included in the S&P GSCI™ is determined on the basis of a five-year average, referred to as the “world production average,” of the production quantity of the underlying commodity as published by the United Nations Statistical Yearbook, the Industrial Commodity Statistics Yearbook and other official sources. However, if a commodity is primarily a regional commodity, based on its production, use, pricing, transportation or other factors, the Index Sponsor, in consultation with the Index Committee, may calculate the weight of that commodity based on regional, rather than world, production data. At present, natural gas is the only commodity the weights of which are calculated on the basis of regional production data, with the relevant region defined as North America.

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

Contract Expirations

Because the S&P GSCI™ is comprised of actively traded contracts with scheduled expirations, it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods, referred to as “contract expirations.” The contract expirations included in the S&P GSCI™ for each commodity during a given year are designated by the Index Sponsor, in consultation with the Index Committee, provided that each contract must be an “active contract.” An “active contract” for this purpose is a liquid, actively-traded contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

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

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day will be used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation will be delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 p.m., (New York time), the Index Sponsor may, if it deems that action to be appropriate under the circumstances, determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant S&P GSCI™ calculation.

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

Contract Daily Return

The contract daily return on any given day is equal to (1) (A) the sum, for each of the commodities included in the S&P GSCI™, of the applicable daily contract reference price on the relevant contract multiplied by the appropriate CPW and the appropriate “roll weight,” divided by (B) the total dollar weight of the S&P GSCI™ on the preceding day, minus (2) one.

The “roll weight” of each commodity reflects the fact that the positions in contracts must be liquidated or rolled forward into more distant contract expirations as they near expiration. If actual positions in the relevant markets were rolled forward, the roll would likely need to take place over a period of days. Since the S&P GSCI™ is designed to replicate the performance of actual investments in the underlying contracts, the rolling process incorporated in the S&P GSCI™ also takes place over a period of days at the beginning of each month, referred to as the “roll period.” On each day of the roll period, the “roll weights” of the first nearby contract expirations on a particular commodity and the more distant contract expiration into which it is rolled are adjusted, so that the hypothetical position in the contract on the commodity that is included in the S&P GSCI™ is gradually shifted from the first nearby contract expiration to the more distant contract expiration.

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

•

the daily contract reference price published by the relevant trading facility reflects manifest error, or that price is not published by 4:00 p.m. (New York time). In that event, the Index Sponsor may, but is not required to, determine a daily contract reference price and complete the relevant portion of the roll based on that price; provided, that, if the trading facility publishes a price before the opening of trading on the next day, the Index Sponsor will revise the portion of the roll accordingly; or

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

•

Significant reductions in the size of positions permitted to be owned by the Investing Pool or others in CERFs or in the futures contracts and/or commodities comprising the S&P GSCI™, for example as a result of more restrictive position limits or position limit exemptions, or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P GSCI™ and/or the underlying commodities, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the S&P GSCI™ underlying commodities and, consequently, the CERFs. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

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

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. These circumstances could thereby adversely affect the value of the CERFs held by the Investing Pool and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the CERFs, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

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

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in March may specify a June expiration. As that contract nears expiration, it may be replaced by selling the June contract and purchasing the contract expiring in September. This process is referred to as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the June contract would take place at a price that is higher than the price at which the September contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the September contract. While many of the contracts included in the S&P GSCI-ER have historically exhibited consistent periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity may also fluctuate between backwardation and contango.

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

A number of bills have been introduced in the U.S. Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated futures and over-the-counter derivatives positions; transferring from U.S. futures exchanges to the CFTC the authority to establish certain speculative position limits; imposing aggregate speculative position limits across regulated futures, over-the-counter positions and certain contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool.

Some of these measures have been adopted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Under the Dodd-Frank Act, the CFTC is required to establish speculative position limits on listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions applicable to contracts in such physical commodities to a narrower category of commercial market participants and physical hedging strategies. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of positions that may be taken with respect to CERFs, or on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such position limits may adversely affect the value of the Shares or liquidity in the market for them.

Pursuant to the statutory mandate described above, the CFTC proposed regulations in January 2011 (the “2011 Proposed Rules”) that would, among other proposed changes, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities (“referenced contracts”) and economically equivalent swaps. The referenced contracts subject to the 2011 Proposed Rules represent over 50% of the S&P GSCI-ER. In addition, under the 2011 Proposed Rules, any risk management exemptions granted by designated contract markets, such as the exemption applicable to the Investing Pool’s position in CERFs, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in CERFs permitted to be held by the Investing Pool could be significantly reduced in size, which could in turn require the Investing Pool to liquidate some or all of its position in CERFs. Any such reduction could adversely affect the value of the Shares.

The 2011 Proposed Rules would also expand the circumstances requiring certain persons to aggregate listed futures and economically equivalent swap positions owned or controlled by such persons, which could directly reduce liquidity in CERFs and other futures contracts and commodities underlying the S&P GSCI-ER, adversely affecting the value of the Shares.

The 2011 Proposed Rules would further narrow the existing bona fide hedge exemption for referenced futures contracts and significantly narrow the risk management exemption relief from speculative position limits currently permitted to be granted for transactions in listed futures and options offsetting risks arising from over-the-counter swap positions. These proposed measures could affect the hedging and investing activities of participants in the markets for the CERFs and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the CERFs and such futures contracts and commodities. Any of these effects could adversely affect the price of the Shares.

Additionally, the Commission may further lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts) and further restrict position limit exemptions. Any such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and other underlying futures and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. See also “Risk Factors—The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares”.

On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a designated contract market (“DCM”), including CERFs listed on the CME, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated.

Generally, transactions in CERFs have been executed through block or “exchange of futures for physicals” transactions that are not executed through the CME’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of CERFs, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

Certain other regulatory measures under the Dodd-Frank Act could increase the costs of the Investing Pool, result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, or affect liquidity in the market for the CERFs and the correlation between the price of the Shares and the net asset value of the Trust. It is impossible to predict which measures will be adopted or precisely how they will ultimately affect the value of your Shares. However, if adopted, such measures could adversely affect the value of your Shares.

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME.

Risk Factors Relating to CERFs and the S&P GSCI-ER

The trading of various CERFs - the sole contracts traded by the Investing Pool - presents risks unrelated to the S&P GSCI-ER that could adversely affect the value of your Shares.

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. CERFs have a limited trading history. Until February 2011, only one CERF contract was held by the Investing Pool. That CERF, first listed in March 2006, expires in March 2011. In October 2010 the CME listed a new CERF with an expiration of March 2014. The Investing Pool began purchasing the CERF expiring in March 2014 in February 2011. Prior to the March 2011 expiration of the CERFs held by the Investing Pool, the Investing Pool will need to “roll” or otherwise replace those CERFs with the newly-listed CERFs expiring in March 2014. There can be no assurance as to the size or liquidity of the market for CERFs. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to create or redeem Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (particularly where there is only a single participant or a small number of participants), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs as they historically have been. The longer duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of each CERF contract as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

Although CERFs are based on the S&P GSCI-ER, and the value of CERFs should generally track the level of the S&P GSCI-ER, it is possible that the value of CERFs could be affected by factors that do not directly affect the S&P GSCI-ER. Accordingly, the value of the CERFs and the level of the S&P GSCI-ER will not be precisely correlated at all times, although arbitrage by market participants is expected to limit any divergence. Nonetheless, the activities of market participants in trading CERFs, or in trading other instruments indexed to the S&P GSCI-ER, could affect the value of the CERFs independent of any change in the S&P GSCI-ER and adversely affect the correlation between the value of the CERFs and the level of the S&P GSCI-ER. The prices of the various CERFs will reflect supply and demand in the market for such CERFs, which in turn may reflect market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and other market conditions. In this way, trading in the CERF market might cause a divergence between the CERF price and the level of the S&P GSCI-ER. Similarly, actions by the CME with respect to CERFs, such as the imposition of trading or price limits, could adversely affect this correlation. In that event, it is possible that changes in the NAV, which is calculated based on the value of the CERFs, will not adequately reflect changes in the level of the S&P GSCI-ER. In the event of market disruptions with respect to the CERFs, such as a suspension of trading by the CME as a result of market activity, systems or communications failures or other causes, the value of the CERFs and the level of the S&P GSCI-ER could diverge, which could adversely affect the value of the Shares.

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

The S&P GSCI-ER is comprised exclusively of futures contracts traded on regulated futures exchanges. Such exchanges in the United States are referred to as “designated contract markets.” As described above under “The Index and the S&P GSCI-ER,” however, the S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the Commodity Exchange Act of 1936, as amended, or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Changes in the composition and valuation of the S&P GSCI-ER may adversely affect your Shares.

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value in order to ensure that the S&P GSCI-ER represents a measure of the performance over time of the markets for the underlying commodities. A number of modifications to the methodology for determining the contracts to be included in the S&P GSCI-ER, and for valuing the S&P GSCI-ER, have been made in the past several years, and further modifications may be made. Such changes could adversely affect the value of your Shares. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “The Index and the S&P GSCI-ER.”

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

Until February 2011, only one CERF contract was held by the Investing Pool. That CERF, first listed in March 2006, expires in March 2011. In October 2010, the CME listed a new CERF with an expiration date of March 2014. The Investing Pool began purchasing the CERF expiring in March 2014 in February 2011. Prior to the March 2011 expiration of the CERFs held by the Investing Pool, it will be necessary for the Investing Pool to “roll” or otherwise replace those CERFs with the newly-listed CERFs expiring March 2014. For a period during that process, the Investing Pool may hold CERFs of both expirations. It is anticipated that prior to the expiration date of the CERFs expiring in March 2014, the CME will similarly list a new CERF with a later expiration date and the Investing Pool will roll its positions in CERFs from the expiring contract into the new contract. However the CME is under no obligation to list a later expiring CERF and any CERFs listed on later dates may have terms that differ from the CERFs now listed on the CME. The rolling of expiring CERFs into new CERFs with a later expiration may be effected in a number of different ways, depending on the circumstances prevailing as each CERF approaches expiration. However, it is possible that the prices obtained by the Investing Pool on the transactions executed to affect this roll will be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Investing Pool’s position in CERFs. For example, if other market participants are able to anticipate the timing of the Investing Pool’s roll, they may be able to execute transactions in advance of the Investing Pool’s rolling transactions, which will allow these market participants to benefit from the transactions executed by the Investing Pool but adversely affect the prices obtained by the Investing Pool, which will in turn adversely affect the value of the Shares. In addition, if the Investing Pool’s CERF position represents a significant part of the open long interest, as has historically been the case, other market participants may take this into account, with a potential adverse impact on the prices at which the Investing Pool is able to liquidate its expiring CERF position and establish a new position in the next expiring CERF contract. There can be no assurance that the Investing Pool will effect the rolling of positions at a time or in a manner that will allow it to avoid adverse consequences.

The liquidation of CERFs could expose the Investing Pool to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Investing Pool’s CERF positions are liquidated.

If the Investing Pool liquidates positions in CERFs in order to satisfy redemption requests or to pay expenses and liabilities, it will do so by entering sell orders with the Clearing FCM for execution on the CME. The resulting sales will serve to offset a portion of the Investing Pool’s long positions in CERFs. However, in entering sell orders, the Investing Pool will be subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are affected and that the prices received by the Investing Pool on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions by the CME or regulatory authorities.

The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, the Investing Pool could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME Clearing House.

Under CFTC regulations, an FCM must segregate customers’ assets. If an FCM fails to do so, the customer may be subject to additional risk of loss of its funds in the event of the FCM’s bankruptcy. Even if a customer’s funds are properly segregated, the customer still may be subject to a risk of loss if another customer fails to satisfy deficiencies in its own account (or the FCM fails to satisfy such deficiency). As discussed below, in the case of an FCM bankruptcy, applicable provisions of the United States Bankruptcy Code and CFTC regulations generally provide for a pro rata distribution of customer property held by a bankrupt FCM. As a result, a customer may recover only a portion of its assets held by the FCM or may recover none of its assets held by the FCM.

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

As explained elsewhere in this annual report, this 100% margin requirement is substantially different from the initial margin requirements applicable to most other futures contracts, which are typically 3% to 7% of the value of the relevant contract. As a result, a greater percentage of the assets of the Investing Pool will be held by the Clearing FCM and held by or pledged to the CME Clearing House than would be the case if the Investing Pool entered into other types of futures contracts. In the event of the bankruptcy of the Clearing FCM or the CME Clearing House, therefore, the Investing Pool could be exposed to a risk of loss with respect to a greater portion of its assets. If such a bankruptcy were to occur, the Investing Pool should be afforded the protections granted to customers of an FCM, and participants to transactions cleared through an exchange clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Because such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or clearing house if the customer property held by the FCM or clearing house is insufficient to satisfy the customer claims, the Investing Pool may be disproportionately affected by such a bankruptcy as compared to other customers because the Investing Pool has provided a significantly higher level of margin than have other customers. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as initial margin.

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

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments, through the Investing Pool, in CERFs and the cash or Short-Term Securities used to collateralize the CERF positions. The returns on the Shares will not precisely correlate with the performance of the Index due to differences between the return on the assets used by the Investing Pool to collateralize its CERF positions and the U.S. Treasury rate used to calculate the return component of the Index, timing differences, differences between the portion of the Investing Pool’s assets invested in CERFs versus the portion of the return on the Index contributed by the S&P GSCI-ER, the payment of expenses and liabilities by the Investing Pool and the transaction fees to be paid in connection with the creation and redemption of Baskets.

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Investing Pool’s assets. The trading price of Shares will fluctuate in accordance with changes in the NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 p.m. (New York time), liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for those contracts are closed (normally 4:00 p.m. to 5:00 p.m. (Chicago time) for the CERFs). As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

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

In addition, the Trustee has the power to suspend the delivery of Shares, registration of transfers of Shares and surrenders of Shares for the purpose of withdrawing Trust property generally, or to refuse a particular deposit, transfer or withdrawal at any time, if the Trustee or the Sponsor determines that it is advisable to do so for any reason. From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Shares because the Trust could not invest the proceeds of new issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME. The liquidity of the Shares and the correlation between the value of the Shares and the level of the Index may be adversely affected in the event of any such suspension of issuance, transfer or redemption.

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

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 70,000 contracts until December 30, 2011. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then applicable position limit. The Investing Pool may also be required to liquidate any existing contracts in excess of the then-applicable position limits or take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, future legislative or regulatory action (including regulatory action pursuant to the requirements of the Dodd-Frank Act) may impose new limitations on the size of positions that the Investing Pool may take in CERFs or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as the exemption applicable to the Investing Pool’s position in CERFs, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in CERFs permitted to be held by the Investing Pool could be significantly reduced in size, which could in turn require the Investing Pool to liquidate some or all of its position in CERFs. Any such reduction could affect the liquidity of CERFs and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”.

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

The Shares are listed for trading on NYSE Arca under the symbol “GSG.” Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

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

Futures contracts that require a person such as the Investing Pool to make an initial deposit of 100% margin and that do not require or permit the payment by that person of additional variation margin are a novel form of futures contract. Consequently, no statutory, judicial or administrative authority addresses the characterization of a CERF owned by the Investing Pool or the U.S. federal income tax consequences of an investment in the CERFs by the Investing Pool. The Investing Pool has received an opinion that, while there is no authority on point, the CERFs held by the Investing Pool will not be treated as regulated futures contracts within the meaning of section 1256 of the United States Internal Revenue Code of 1986, as amended (“the Code”) because the CERFs are not contracts with respect to which the amount required to be deposited and the amount which may be withdrawn depends on a system of marking to market. You should be aware that an opinion is not binding on the Internal Revenue Service or a court. Accordingly, it is possible that the Internal Revenue Service or a court would reach the conclusion that the CERFs should be treated as regulated futures contracts within the meaning of section 1256 of the Code. In that case, the timing, amount, character, holding period or other material aspects of your income, gain, loss or expense from an investment in the Shares could be significantly affected. In particular, you would be taxable on any gain on the CERFs on an annual mark-to-market basis, regardless of the fact that the CERFs have expirations of several years at the time of listing.

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

You may recognize timing mismatches in connection with the “rolling” of the Investing Pool’s position in CERFs from an expiring CERF into a newly listed CERF.

Timing mismatches may arise from an investment in Shares because of the fact that the Investing Pool has initially invested in CERFs that have the same expiration date. If the Investing Pool effects the roll of its position in CERFs from an expiring CERF into a newly listed CERF through a sale or disposition of an expiring CERF or by having an expiring CERF terminate while held by the Investing Pool, the Investing Pool may recognize in the taxable year of the roll substantial amounts of gains or losses depending on whether the CERFs have appreciated or depreciated in value since the date that the Investing Pool acquired such CERFs. Any gain or loss recognized with respect to a CERF will be treated as capital gain or loss and will be treated as long-term gain or loss if at the time of the disposition or expiration the Investing Pool has held the CERFs for more than six months. Because you will be treated as a beneficial owner of an interest in a partnership, you will be required to include in income the Investing Pool’s gains or losses that are allocated to you pursuant to the Investing Pool Agreement for the Trust’s and the Investing Pool’s taxable year ending with or within your taxable year. Capital losses are deductible only to the extent of any capital gains, plus in the case of non-corporate taxpayers only, ordinary income of up to $3000 per year. Capital losses of non-corporate taxpayers can be carried forward until they are used. Taxpayers other than individuals can carry capital losses back three years and forward five years. Consequently, if you are a corporate taxpayer that recognizes significant losses in connection with a roll, a timing mismatch may arise if you recognize gains from CERFs in later years, as you may carry capital losses forward only a specified number of years.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol “GSG.” Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2010 and 2009, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2010		2009
	High	Low	High	Low
First Quarter	$33.27	$28.61	$31.20	$22.09
Second Quarter	$32.61	$26.53	$32.03	$24.27
Third Quarter	$30.51	$27.06	$31.98	$26.69
Fourth Quarter	$34.10	$30.20	$33.39	$29.07

The number of Shareholders of record of the Registrant as of January 31, 2011 was approximately 49,120.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2010 and 2009. The Trust has no obligation to make periodic distributions to Shareholders.

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

c) 2,100,000 Shares (42 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2010.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/10 to 10/31/10	1,100,000	$30.60
11/01/10 to 11/30/10	1,000,000	$30.86
12/01/10 to 12/31/10	—	—

Total	2,100,000	$30.73

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2010, 2009, 2008, 2007 and 2006*)

(Dollar amounts in 000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31,
	2010	2009	2008	2007	2006*
Total assets	$1,799,880	$1,759,350	$466,237	$458,195	$143,426
Total gain (loss) on sales of investments and futures contracts	$(102,880)	$(9,555)	$16,571	$(3,642)	$(708)
Net gain (loss)	$118,572	$202,619	$(375,172)	$90,434	$(12,992)
Weighted-average Shares outstanding	53,999,863	41,228,356	12,680,191	6,266,301	1,680,747
Net gain (loss) per Share	$2.20	$4.91	$(29.59)	$14.43	$(7.73)
Net cash flows	$—	$—	$—	$—	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	December 31,
	2010	2009	2008	2007	2006*
Total assets	$1,801,008	$1,769,161	$466,518	$458,503	$144,809
Total gain (loss) on sales of investments and futures contracts	$(102,881)	$(9,555)	$16,572	$(3,643)	$(708)
Net gain (loss)	$118,573	$202,621	$(375,184)	$90,440	$(12,996)
Net cash flows	$31,178	$17,458	$17,645	$11,633	$84

*	For the period from July 10, 2006 (commencement of operations) through December 31, 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

As described in Part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2010 (the Trust’s most recent fiscal year-end), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $1,799,879,995 at December 31, 2010. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 52,700,000 Shares outstanding at December 31, 2010.

The following chart shows the daily valuation of CERFs for the period from June 30, 2006 to December 31, 2010:

Results of Operations

The Year Ended December 31, 2010

Net Asset Value of the Trust

The Trust’s net asset value grew from $1,759,350,446 at December 31, 2009 to $1,799,879,995 at December 31, 2010. The increase in the Trust’s net asset value resulted primarily from an increase in the price of CERFs during the year from $442.70 at December 31, 2009 to $480.40 at December 31, 2010, an 8.52% increase. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 55,550,000 at December 31, 2009 to 52,700,000 at December 31, 2010 due to 8,400,000 Shares (168 Baskets) being created and 11,250,000 Shares (225 Baskets) being redeemed during the year.

The Year Ended December 31, 2009

Net Asset Value of the Trust

The Trust’s net asset value grew from $466,237,257 at December 31, 2008 to $1,759,350,446 at December 31, 2009. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 16,950,000 at December 31, 2008 to 55,550,000 at December 31, 2009 due to 40,350,000 Shares (807 Baskets) being created and 1,750,000 Shares (35 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by an increase in the price of CERFs during the year ended from $382.50 at December 31, 2008 to $442.70 at December 31, 2009, a 15.74% increase.

The Year Ended December 31, 2008

Net Asset Value of the Trust

The Trust’s net asset value grew from $458,195,417 at December 31, 2007 to $466,237,257 at December 31, 2008. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 8,750,000 at December 31, 2007 to 16,950,000 at December 31, 2008 due to 14,650,000 Shares (293 Baskets) being created and 6,450,000 Shares (129 Baskets) being redeemed during the year. This Share increase was offset by a decrease in the price of CERFs during the year from $740.40 at December 31, 2007 to $382.50 at December 31, 2008, a 48.34% decrease. This decline in the CERF price was attributable to the deterioration in the global economic environment and a weakening credit environment, which combined to adversely affect commodity prices in the second half of 2008.

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2010 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs and cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2010, interest income was $1,971,686, while the fixed fee totaled $12,260,196. For the year ended December 31, 2009, interest income was $2,377,320, while the fixed fee totaled $9,015,519. For the year ended December 31, 2008, interest income was $14,683,161, while the fixed fee totaled $5,181,296. For the years ended December 31, 2010 and 2009, the fixed fee comprised a greater proportion of interest income than the proportion applicable to the year ended December 31, 2008. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investing Pool. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of December 31, 2010, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME Clearing House, which serves as the counterparty to each CERF position, and of a default by the Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin. See also “Risk Factors—Risk Factors

Related to CERFs and the S&P GSCI-ER—The Investing Pool’s Clearing FCM could fail. Because the Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs it holds, it could be exposed to greater risk in the event of the bankruptcy of the Clearing FCM or the CME Clearing House.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2010, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts	37,430
Expiration Date	March 2011
Weighted-Average Price per Contract	$448.73
Notional Amount (Fair Value)	$1,798,137,200

The notional amount is calculated using the settlement price for the CERFs expiring in March 2011 on the CME on December 31, 2010, which was $480.40 per contract, and the $100 multiplier applicable under the contract terms.

In February 2011, the Investing Pool began trading in CERFs expiring in March 2014 in connection with the rolling process from CERFs expiring in March 2011.

Qualitative Disclosure

As described herein, it is the objective of the Trust, through its investment in the Investing Pool that the performance of the Shares will correspond generally to the performance of the Index, before the payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Investing Pool’s CERF positions. As a result, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares.

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

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$247	$528	$580	$616	$1,972

Total investment income	247	528	580	616	1,972

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,164	3,033	2,955	3,107	12,260
Brokerage commissions and fees	—	0	—	0	1

Total expenses	3,164	3,034	2,955	3,107	12,261

Net investment loss	(2,917)	(2,505)	(2,376)	(2,491)	(10,289)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(0)	0	1	2	3
Net realized loss on futures contracts	—	(33,096)	(45,447)	(24,340)	(102,883)
Net change in unrealized appreciation/depreciation on futures contracts	(17,020)	(155,459)	166,465	237,755	231,741

Net realized and unrealized gain (loss)	(17,020)	(188,555)	121,019	213,417	128,861

Net gain (loss)	$(19,938)	$(191,060)	$118,643	$210,926	$118,572

Net gain (loss) per Share	$(0.36)	$(3.51)	$2.20	$4.12	$2.20
Weighted-average Shares outstanding	55,550,000	54,365,761	53,824,457	51,162,500	53,999,863

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended (Unaudited)				Year Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	December 31, 2010
Investment Income
Interest	$247	$528	$580	$616	$1,972

Total investment income	247	528	580	616	1,972

Expenses
Management fee	3,164	3,033	2,955	3,107	12,260
Brokerage commissions and fees	—	0	—	0	1

Total expenses	3,164	3,034	2,955	3,107	12,261

Net investment loss	(2,917)	(2,505)	(2,376)	(2,491)	(10,289)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(0)	0	1	2	3
Net realized loss on futures contracts	—	(33,096)	(45,448)	(24,341)	(102,884)
Net change in unrealized appreciation/depreciation on futures contracts	(17,020)	(155,461)	166,466	237,758	231,743

Net realized and unrealized gain (loss)	(17,021)	(188,556)	121,020	213,419	128,862

Net gain (loss)	$(19,938)	$(191,062)	$118,645	$210,928	$118,573

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$601	$789	$720	$267	$2,377

Total investment income	601	789	720	267	2,377

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	973	1,900	2,883	3,259	9,015
Brokerage commissions and fees	1	1	—	—	2

Total expenses	974	1,901	2,883	3,259	9,018

Net investment loss	(373)	(1,111)	(2,164)	(2,992)	(6,640)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	112	22	59	(0)	193
Net realized loss on futures contracts	(3,239)	(4,769)	—	(1,740)	(9,748)
Net change in unrealized appreciation/depreciation on futures contracts	(43,130)	158,461	(30,297)	133,780	218,814

Net realized and unrealized gain (loss)	(46,257)	153,714	(30,238)	132,040	209,259

Net gain (loss)	$(46,630)	$152,602	$(32,402)	$129,048	$202,619

Net gain (loss) per Share	$(2.32)	$4.09	$(0.65)	$2.34	$4.91
Weighted-average Shares outstanding	20,070,000	37,309,239	49,768,813	55,089,674	41,228,356

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	0000000000	0000000000	0000000000	0000000000	0000000000
	Three Months Ended (Unaudited)				Year Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	December 31, 2009
Investment Income
Interest	$601	$789	$720	$267	$2,377

Total investment income	601	789	720	267	2,377

Expenses
Management fee	973	1,900	2,883	3,259	9,016
Brokerage commissions and fees	1	1	—	—	2

Total expenses	974	1,901	2,883	3,259	9,018

Net investment loss	(373)	(1,111)	(2,164)	(2,992)	(6,640)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	112	22	59	(0)	193
Net realized loss on futures contracts	(3,239)	(4,769)	—	(1,740)	(9,748)
Net change in unrealized appreciation/depreciation on futures contracts	(43,131)	158,463	(30,297)	133,781	218,817

Net realized and unrealized gain (loss)	(46,258)	153,716	(30,238)	132,041	209,261

Net gain (loss)	$(46,631)	$152,605	$(32,402)	$129,049	$202,621

*	Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2010.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, and with the participation of the Trustee and the Investing Pool Administrator, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and Investing Pool were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust and the Investing Pool file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The principal executive officer and principal financial officer of the Sponsor and Manager assessed the effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2010. Their assessment included an evaluation of the design of the Trust’s and Investing Pool’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s and Manager’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor and Manager conclude that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2010 and December 31, 2009 were:

	2010	2009
Audit fees	$86,499	$86,499
Audit-related fees	—	—
Tax fees	833,451	698,721
All other fees	—	—

	$919,950	$785,220

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2010 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 25, 2011

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At December 31, 2010 and 2009

	December 31,
	2010	2009
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,799,879,995	$1,759,350,446

Total Assets	$1,799,879,995	$1,759,350,446

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Notes 6 and 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 52,700,000 issued and outstanding at December 31, 2010 and 55,550,000 issued and outstanding at December 31, 2009	1,799,879,995	1,759,350,446

Total Shareholders’ Capital	1,799,879,995	1,759,350,446

Total Liabilities and Shareholders’ Capital	$1,799,879,995	$1,759,350,446

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$1,971,668	$2,377,285	$14,682,544

Total investment income	1,971,668	2,377,285	14,682,544

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	12,260,081	9,015,411	5,181,087
Brokerage commissions and fees	549	2,173	1,012

Total expenses	12,260,630	9,017,584	5,182,099

Net investment income (loss)	(10,288,962)	(6,640,299)	9,500,445

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	3,317	192,935	643,807
Net realized gain (loss) on futures contracts	(102,883,332)	(9,748,137)	15,927,248
Net change in unrealized appreciation/depreciation on futures contracts	231,740,632	218,814,394	(401,243,118)

Net realized and unrealized gain (loss)	128,860,617	209,259,192	(384,672,063)

Net gain (loss)	$118,571,655	$202,618,893	$(375,171,618)

Net gain (loss) per Share	$2.20	$4.91	$(29.59)
Weighted-average Shares outstanding	53,999,863	41,228,356	12,680,191

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
Shareholders’ Capital, Beginning of Period	$1,759,350,446	$466,237,257	$458,195,417
Contributions	249,730,155	1,141,869,162	756,083,354
Redemptions	(327,772,261)	(51,374,866)	(372,869,896)
Net investment income (loss)	(10,288,962)	(6,640,299)	9,500,445
Net realized gain on short-term investments	3,317	192,935	643,807
Net realized gain (loss) on futures contracts	(102,883,332)	(9,748,137)	15,927,248
Net change in unrealized appreciation/depreciation on futures contracts	231,740,632	218,814,394	(401,243,118)

Shareholders’ Capital, End of Period	1,799,879,995	1,759,350,446	$466,237,257

Net Asset Value per Share, End of Period	$34.15	$31.67	$27.51

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net gain (loss)	$118,571,655	$202,618,893	$(375,171,618)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(40,529,549)	(1,293,113,189)	(8,041,840)

Net cash provided by (used in) operating activities	78,042,106	(1,090,494,296)	(383,213,458)

Cash Flows from Financing Activities
Contributions	249,730,155	1,141,869,162	756,083,354
Redemptions	(327,772,261)	(51,374,866)	(372,869,896)

Net cash provided by (used in) financing activities	(78,042,106)	1,090,494,296	383,213,458

Net increase in cash and cash equivalents	—	—	—

Cash and Cash Equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2010

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures (“CERFs”) and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index before payment of the Trust’s and the Investing Pool’s expenses.

The Trust and the Investing Pool are each commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (“CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. BAMII is an indirect subsidiary of BlackRock, Inc.

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

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2010

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At December 31, 2010, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of 4:15 p.m. (New York time) that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at 4:15 p.m. (New York time) that day. The NAV is calculated each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after 4:15 p.m. (New York time).

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2010

Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) are treated as sales for financial statement purposes.

On April 27, 2010, the Trust resumed accepting creation orders. Creation of new Shares of the Trust had been suspended since August 24, 2009.

On December 31, 2010, the Trust had 52,700,000 Shares outstanding.

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

6 - Indemnification

The Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the United States Securities Act of 1933, as amended) and subsidiaries are entitled to be indemnified by the Trust and held harmless against any loss, liability or expense arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith, willful misconduct or willful malfeasance or (2) reckless disregard of their obligations and duties under the Trust Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2010, 2009 and 2008. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios include the allocation of net investment income (loss) and expenses from the

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2010

Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

	Years Ended December 31,
	2010	2009	2008
Net asset value per Share, beginning of period	$31.67	$27.51	$52.37

Net investment income (loss)	(0.19)	(0.16)	0.75
Realized and unrealized gain (loss)	2.67	4.32	(25.61)

Net increase (decrease) in net assets from operations	2.48	4.16	(24.86)

Net asset value per Share, end of period	$34.15	$31.67	$27.51

Ratio to average net assets:
Net investment income (loss)	(0.63)%	(0.55)%	1.38%
Expenses	0.75%	0.75%	0.75%
Total return, at net asset value	7.83%	15.12%	(47.47)%

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

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access as of the measurement date;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3	–	Inputs that are unobservable for the asset or liability.

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. Interests in the Investing Pool are classified as Level 2, as there are no active markets for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust. At December 31, 2010 and 2009, the fair value of the Trust’s interests in the Investing Pool equaled $1,799,879,995 and $1,759,350,446, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2010, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Investing Pool maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Investing Pool’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2011

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At December 31, 2010 and 2009

	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$77,998,322	$46,820,169
Short-term investments, at fair value (Note 2D)	1,687,824,740	1,722,340,589
Receivable for variation margin on open futures contracts (Note 9)	35,184,200	—
Interest receivable	314	80

Total Assets	$1,801,007,576	$1,769,160,838

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$—	$8,708,040
Management fee payable	1,110,188	1,086,220

Total Liabilities	1,110,188	9,794,260

Commitments and Contingent Liabilities (Notes 6 and 7)	—	—
Members’ Equity
General member	17,393	16,132
Limited member	1,799,879,995	1,759,350,446

Total Members’ Equity	1,799,897,388	1,759,366,578

Total Liabilities and Members’ Equity	$1,801,007,576	$1,769,160,838

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
Investment Income
Interest	$1,971,686	$2,377,320	$14,683,161

Total investment income	1,971,686	2,377,320	14,683,161

Expenses
Management fee	12,260,196	9,015,519	5,181,296
Brokerage commissions and fees	549	2,173	1,012

Total expenses	12,260,745	9,017,692	5,182,308

Net investment income (loss)	(10,289,059)	(6,640,372)	9,500,853

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	3,317	192,938	643,834
Net realized gain (loss) on futures contracts	(102,884,326)	(9,748,296)	15,927,800
Net change in unrealized appreciation/depreciation on futures contracts	231,742,984	218,816,737	(401,256,770)

Net realized and unrealized gain (loss)	128,861,975	209,261,379	(384,685,136)

Net gain (loss)	$118,572,916	$202,621,007	$(375,184,283)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the years ended December 31, 2010, 2009 and 2008

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	249,730,155	249,730,155
Redemptions	—	(327,772,261)	(327,772,261)
Net investment loss	(97)	(10,288,962)	(10,289,059)
Net realized gain on short-term investments	—	3,317	3,317
Net realized loss on futures contracts	(994)	(102,883,332)	(102,884,326)
Net change in unrealized appreciation/depreciation on futures contracts	2,352	231,740,632	231,742,984

Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,162	1,141,869,162
Redemptions	—	(51,374,866)	(51,374,866)
Net investment loss	(73)	(6,640,299)	(6,640,372)
Net realized gain on short-term investments	3	192,935	192,938
Net realized loss on futures contracts	(159)	(9,748,137)	(9,748,296)
Net change in unrealized appreciation/depreciation on futures contracts	2,343	218,814,394	218,816,737

Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2007	$26,683	$458,195,417	$458,222,100
Contributions	—	756,083,354	756,083,354
Redemptions	—	(372,869,896)	(372,869,896)
Net investment income	408	9,500,445	9,500,853
Net realized gain on short-term investments	27	643,807	643,834
Net realized gain on futures contracts	552	15,927,248	15,927,800
Net change in unrealized appreciation/depreciation on futures contracts	(13,652)	(401,243,118)	(401,256,770)

Members’ Equity, December 31, 2008	$14,018	$466,237,257	$466,251,275

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows

For the years ended December 31, 2010, 2009 and 2008

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net gain (loss)	$118,572,916	$202,621,007	$(375,184,283)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(6,498,387,354)	(5,157,394,236)	(1,857,861,177)
Sales/maturities of short-term investments	6,534,781,614	3,857,121,324	1,899,465,106
Accretion of discount	(1,875,094)	(2,296,706)	(13,754,410)
Net realized gain on short-term investments	(3,317)	(192,938)	(643,834)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(35,184,200)	17,576,900	(17,576,900)
Interest receivable	(234)	1,275	1,161
Payable for variation margin on open futures contracts	(8,708,040)	8,708,040	—
Management fee payable	23,968	819,309	(13,886)

Net cash provided by (used in) operating activities	109,220,259	(1,073,036,025)	(365,568,223)

Cash Flows from Financing Activities
Contributions	249,730,155	1,141,869,162	756,083,354
Redemptions	(327,772,261)	(51,374,866)	(372,869,896)

Net cash provided by (used in) financing activities	(78,042,106)	1,090,494,296	383,213,458

Net increase in cash and cash equivalents	31,178,153	17,458,271	17,645,235

Cash and Cash Equivalents
Beginning of period	46,820,169	29,361,898	11,716,663

End of period	$77,998,322	$46,820,169	$29,361,898

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

At December 31, 2010

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$ 211,822,000	0.07% - 0.15% due 1/06/11	$211,818,045
335,000,000	0.13% due 2/03/11	334,960,262
405,000,000	0.14% due 3/10/11	404,896,725
280,000,000	0.17% due 4/14/11	279,867,817
250,000,000	0.15% - 0.19% due 5/05/11	249,863,617
206,584,000	0.19% due 6/02/11	206,418,274

	Total United States Treasury Bills – 93.77%*	$1,687,824,740

*	Percentage is based on members’ equity.

•	As of December 31, 2010, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Gain
37,430	March 2011	$1,798,137,200	$118,553,091

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

December 31, 2010

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Investing Pool was known as the iShares® GSCI® Commodity-Indexed Investing Pool LLC. BlackRock Asset Management International Inc., (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in futures contracts on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”) listed on the Chicago Mercantile Exchange (the “CME”) called Commodity Excess Return Futures (“CERFs”) and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions.

It is the objective of the Investing Pool that its performance will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Investing Pool’s expenses.

The Investing Pool is a commodity pool, as defined in the regulations of the Commodity Futures Trading Commission (“CFTC”) and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

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

CERFs are futures contracts listed on the CME whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as an unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant the required margin for the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2010

the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statements of Operations.

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

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:15 p.m. (New York time) on each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after that time.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2010

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

Notes to Financial Statements (Continued)

December 31, 2010

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the years ended December 31, 2010, 2009 and 2008. The net investment income (loss) and total expense ratios are calculated using average net assets. The total return is based on the change in the net asset value during the period.

	Years Ended December 31,
	2010	2009	2008
Ratio to average net assets:
Net investment income (loss)	(0.63)%	(0.55)%	1.38%
Expenses	0.75%	0.74%	0.75%
Total return	7.54%	14.61%	(47.86)%

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the years ended December 31, 2010 and 2009, the average month-end notional amount of open CERFs were $1,637,577,662 and $1,185,141,292, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for the years ended December 31, 2010 and 2009:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2010
Commodity contracts	Receivable for variation margin on open futures contracts	$35,184,200	Payable for variation margin on open futures contracts	$—

December 31, 2009
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$8,708,040

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2010

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2010 and 2009:

	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
December 31, 2010
Commodity contracts	Net realized gain (loss) on futures contracts	$(102,884,326)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	231,742,984

December 31, 2009
Commodity contracts	Net realized gain (loss) on futures contracts	$(9,748,296)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	218,816,737

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

Level 1	–	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Investing Pool has the ability to access as of the measurement date;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3	–	Inputs that are unobservable for the asset or liability.

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At December 31, 2010 and 2009, the fair value of CERFs equaled $1,798,137,200 and $1,752,295,140, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At December 31, 2010 and 2009, the fair value of short-term investments equaled $1,687,824,740 and $1,722,340,589, respectively.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2010

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended December 31, 2010, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements, except as set forth below.

In February 2011, the Investing Pool began trading in CERFs expiring in March 2014 in connection with the rolling process from CERFs expiring in March 2011.

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

Date: February 25, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 25, 2011

*	The Registrant is a trust and the Co-Registrant is a limited liability company and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.