Form 10-Q
period 2011-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2011-05-09
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

iShares® Product Research & Development

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

Statements of Financial Condition

At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$2,032,290,142	$1,799,879,995

Total Assets	$2,032,290,142	$1,799,879,995

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for capital Shares redeemed	$1,880,009	$—

Total Liabilities	1,880,009	—

Commitments and Contingent Liabilities (Note 7)	—	—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 54,000,000 issued and outstanding at March 31, 2011 and 52,700,000 issued and outstanding at December 31, 2010	2,030,410,133	1,799,879,995

Total Shareholders’ Capital	2,030,410,133	1,799,879,995

Total Liabilities and Shareholders’ Capital	$2,032,290,142	$1,799,879,995

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$741,983	$247,327

Total investment income	741,983	247,327

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,511,304	3,164,322
Brokerage commissions and fees	755,424	—

Total expenses	4,266,728	3,164,322

Net investment loss	(3,524,745)	(2,916,995)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	20,359	(418)
Net realized gain on futures contracts	176,379,903	—
Net change in unrealized appreciation/depreciation on futures contracts	13,828,490	(17,020,104)

Net realized and unrealized gain (loss)	190,228,752	(17,020,522)

Net gain (loss)	$186,704,007	$(19,937,517)

Net gain (loss) per Share	$3.47	$(0.36)
Weighted-average Shares outstanding	53,761,111	55,550,000

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2011 (Unaudited)

and the year ended December 31, 2010

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Shareholders’ Capital, Beginning of Period	$1,799,879,995	$1,759,350,446
Contributions	76,373,143	249,730,155
Redemptions	(32,547,012)	(327,772,261)
Net investment loss	(3,524,745)	(10,288,962)
Net realized gain on short-term investments	20,359	3,317
Net realized gain (loss) on futures contracts	176,379,903	(102,883,332)
Net change in unrealized appreciation/depreciation on futures contracts	13,828,490	231,740,632

Shareholders’ Capital, End of Period	$2,030,410,133	$1,799,879,995

Net Asset Value per Share, End of Period	$37.60	$34.15

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$186,704,007	$(19,937,517)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
(Increase) decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(232,410,147)	19,937,517
Increase in payable for capital Shares redeemed	1,880,009	—

Net cash used in operating activities	(43,826,131)	—

Cash Flows from Financing Activities
Contributions	76,373,143	—
Redemptions	(32,547,012)	—

Net cash provided by financing activities	43,826,131	—

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2011

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

The Trust and the Investing Pool are each commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. BAMII is an indirect subsidiary of BlackRock, Inc.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on February 25, 2011.

The Trust is not an investment company registered under the Investment Company Act of 1940, as amended.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2011

2 - Summary of Significant Accounting Policies

A.	Basis of Accounting

The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At March 31, 2011, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

March 31, 2011

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

On March 31, 2011, the Trust had 54,000,000 Shares outstanding.

4 - Trust Expenses

The Trust is not expected to directly bear any ordinary recurring expenses. The Sponsor has agreed to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, Delaware Trustee, Trust administrator and processing agent, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) tax reporting costs, (6) license fees, and (7) up to $100,000 per annum in legal fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, including applicable SEC registration fees.

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

March 31, 2011

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2011 to March 31, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$34.15

Net investment loss	(0.07)
Realized and unrealized gain	3.52

Net increase in net assets from operations	3.45

Net asset value per Share, end of period	$37.60

Ratio to average net assets:
Net investment loss (i)	(0.75)%
Expenses (i)(ii)	0.91%
Total return, at net asset value (iii)	10.10%

(i)	Percentage is annualized.
(ii)	The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the three months ended March 31, 2011 would have been 0.75%.
(iii)	Percentage is not annualized.

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

March 31, 2011

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. Interests in the Investing Pool are classified as Level 2, as there are no active markets for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust.

At March 31, 2011 and December 31, 2010, the fair value of the Trust’s interests in the Investing Pool equaled $2,032,290,142 and $1,799,879,995, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$1,496,307	$1,662,838
Cash and cash equivalents held at FCM (restricted)	36,058,899	76,335,484
Short-term investments held at FCM (restricted)	1,972,626,706	1,687,824,740
Receivable for variation margin on open futures contracts (Note 9)	23,411,200	35,184,200
Interest receivable	118	314

Total Assets	$2,033,593,230	$1,801,007,576

Liabilities and Members’ Equity
Current Liabilities
Management fee payable	$1,283,934	$1,110,188

Total Liabilities	1,283,934	1,110,188

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	19,154	17,393
Limited member	2,032,290,142	1,799,879,995

Total Members’ Equity	2,032,309,296	1,799,897,388

Total Liabilities and Members’ Equity	$2,033,593,230	$1,801,007,576

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Investment Income
Interest	$741,990	$247,329

Total investment income	741,990	247,329

Expenses
Management fee	3,511,337	3,164,351
Brokerage commissions and fees	755,424	—

Total expenses	4,266,761	3,164,351

Net investment loss	(3,524,771)	(2,917,022)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	20,359	(418)
Net realized gain on futures contracts	176,381,549	—
Net change in unrealized appreciation/depreciation on futures contracts	13,828,631	(17,020,260)

Net realized and unrealized gain (loss)	190,230,539	(17,020,678)

Net gain (loss)	$186,705,768	$(19,937,700)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the three months ended March 31, 2011 (Unaudited)

and the year ended December 31, 2010

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	76,373,143	76,373,143
Redemptions	—	(30,667,003)	(30,667,003)
Net investment loss	(26)	(3,524,745)	(3,524,771)
Net realized gain on short-term investments	—	20,359	20,359
Net realized gain on futures contracts	1,646	176,379,903	176,381,549
Net change in unrealized appreciation/depreciation on futures contracts	141	13,828,490	13,828,631

Members’ Equity, March 31, 2011	$19,154	$2,032,290,142	$2,032,309,296

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	249,730,155	249,730,155
Redemptions	—	(327,772,261)	(327,772,261)
Net investment loss	(97)	(10,288,962)	(10,289,059)
Net realized gain on short-term investments	—	3,317	3,317
Net realized loss on futures contracts	(994)	(102,883,332)	(102,884,326)
Net change in unrealized appreciation/depreciation on futures contracts	2,352	231,740,632	231,742,984

Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$186,705,768	$(19,937,700)
Adjustments to reconcile net gain (loss) to net cash used in operating activities:
Purchases of short-term investments	(1,430,876,844)	(1,682,080,161)
Sales/maturities of short-term investments	1,146,810,747	1,772,399,847
Accretion of discount	(715,510)	(228,179)
Net realized (gain) loss on short-term investments	(20,359)	418
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	40,276,585	(49,189,881)
Receivable for variation margin on open futures contracts	11,773,000	(235)
Interest receivable	196	(12,270,420)
Payable for variation margin on open futures contracts	—	(8,708,040)
Management fee payable	173,746	9,105

Net cash used in operating activities	(45,872,671)	(5,246)

Cash Flows from Financing Activities
Contributions	76,373,143	—
Redemptions	(30,667,003)	—

Net cash provided by financing activities	45,706,140	—

Net decrease in cash and cash equivalents	(166,531)	(5,246)

Cash and Cash Equivalents
Beginning of period	1,662,838	201,766

End of period	$1,496,307	$196,520

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At March 31, 2011

Face Amount	Security Description	Fair Value
	United States Treasury Bills
$265,000,000	0.15% - 0.17% due 4/14/11	$264,984,589
250,000,000	0.15% - 0.19% due 5/05/11	249,962,605
206,584,000	0.15% - 0.19% due 6/02/11	206,519,846
351,822,000	0.08% - 0.18% due 7/07/11	351,684,857
385,000,000	0.15% - 0.17% due 8/04/11	384,782,031
515,000,000	0.13% - 0.14% due 9/08/11	514,692,778

	Total United States Treasury Bills – 97.06%*	$1,972,626,706

*	Percentage is based on members’ equity.

•	As of March 31, 2011, the open CERFs were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Gain
37,726	March 2014	$2,028,149,760	$132,381,722

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

March 31, 2011

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

The Investing Pool is a commodity pool, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

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

Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

B.	Investment in CERFs

CERFs are futures contracts listed on the CME whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. Because of this, additional variation margin payments are not required. Although daily variation margins are not required, daily fluctuations in the value of the CERFs are recorded as an unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool will deposit with the clearing futures commission merchant (“FCM”) the required margin for the CERFs in the form of cash or Short-Term Securities. CERFs are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statements of Operations.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2011

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

As of March 31, 2011 and December 31, 2010, the Investing Pool had cash and cash equivalents held at its clearing FCM of $36,058,899 and $76,335,484, respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of March 31, 2011 and December 31, 2010, the Investing Pool had short-term investments held at its clearing FCM of $1,972,626,706 and $1,687,824,740, respectively, which were posted as margin to collateralize its CERF positions.

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

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:15 p.m. (New York time) on each day on which NYSE Arca, Inc. (“NYSE Arca) is open for regular trading, as soon as practicable after that time.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2011

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

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2011 to March 31, 2011. The net investment income (loss) and total expense ratios are calculated using average net

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2011

assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (i)	(0.75)%
Expenses (i)(ii)	0.91%
Total return (iii)	10.24%

(i)	Percentage is annualized.
(ii)	The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the three months ended March 31, 2011 would have been 0.75%.
(iii)	Percentage is not annualized.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2011 and the year ended December 31, 2010, the average month-end notional amount of open CERFs were $1,914,108,365 and $1,637,577,662, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for the three months ended March 31, 2011 and the year ended December 31, 2010:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$23,411,200	Payable for variation margin on open futures contracts	$—

December 31, 2010
Commodity contracts	Receivable for variation margin on open futures contracts	$35,184,200	Payable for variation margin on open futures contracts	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2011

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31, 2011	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain on futures contracts	$176,381,549	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	13,828,631

Three Months Ended March 31, 2010
Commodity contracts	Net realized gain on futures contracts	$—	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(17,020,260)

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

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At March 31, 2011 and December 31, 2010, the fair value of CERFs equaled $2,028,149,760 and $1,798,137,200, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in U.S. Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At March 31, 2011 and December 31, 2010, the fair value of short-term investments equaled $1,972,626,706 and $1,687,824,740, respectively.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

March 31, 2011

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended March 31, 2011, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Manager, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Trust, the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (called “Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” The Investing Pool holds long positions in futures contracts called “CERFs” on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”) listed on the Chicago Mercantile Exchange, (the “CME”), and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool has delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (called “Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

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

Results of Operations

The Quarter Ended March 31, 2011

The Trust’s net asset value increased from $1,799,879,995 at December 31, 2010 to $2,030,410,133 at March 31, 2011. The increase in the Trust’s net asset value was primarily due to an increase in the price of CERFs during the quarter from $480.40 at December 31, 2011 to $537.60 at March 31, 2011, an 11.91% increase. The Trust’s net asset value was also affected by an increase in outstanding Shares, which rose from 52,700,000 at December 31, 2010 to 54,000,000 at March 31, 2011 due to 2,200,000 Shares (44 Baskets) being created and 900,000 Shares (18 Baskets) being redeemed during the quarter.

In February 2011, the Investing Pool began trading in CERFs expiring in March 2014 in connection with the rolling process from CERFs expiring in March 2011. As a result, for the quarter ended March 31, 2011, the Trust had a net realized gain on futures contracts of $176,379,903 and brokerage commissions and fees of $755,424 allocated from the Investing Pool primarily in connection with the rolling process.

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2011 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of March 31, 2011, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2011, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	37,726
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$502.64
Notional Amount (Fair Value):	$2,028,149,760

The notional amount is calculated using the settlement price for the CERFs on the CME on March 31, 2011, which was $537.60 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to Risk Factors since last reported in Part I, Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, except as set forth below.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

Because the price of the Shares depends on the value of the CERFs held by the Investing Pool, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been extremely volatile at times during the past several years. Some commodity prices reflected in the S&P GSCI-ER have been at historically high levels and there is no certainty that those prices will remain at those high levels. If they do not, the level of the S&P GSCI-ER, and consequently the value of the Shares, may be adversely affected. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss if you need to sell your Shares when the value of the CERFs is lower than it was when you made your investment. These fluctuations can affect your investment regardless of the length of time you intend to hold your Shares.

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

• A significant change in the attitude of speculators and investors toward the S&P GSCI™ underlying commodities. Should the speculative community take a negative view towards one or more of the underlying commodities, it could cause a decline in the price of the CERFs, which may reduce the price of the Shares.

• Significant reductions in the size of positions permitted to be owned by the Investing Pool or others in CERFs or in the futures contracts and/or commodities comprising the S&P GSCI™, for example as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P GSCI™ and/or the underlying commodities, adversely affecting the value of your Shares.

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

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. These circumstances could thereby adversely affect the value of the CERFs held by the Investing Pool and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the CERFs, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in an NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

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

Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

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

Some of the measures have not been adopted but could be in the future. Some of these measures have been adopted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Under the Dodd-Frank Act, the CFTC is required to establish speculative position limits on listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges and “economically equivalent” OTC derivatives contracts. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions applicable to contracts in such physical commodities to a narrower category of commercial market participants and physical hedging strategies. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of positions that may be taken with respect to CERFs, or on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such position limits may adversely affect the value of the Shares or liquidity in the market for them.

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

The 2011 Proposed Rules would also expand the circumstances requiring certain persons to aggregate listed futures and economically equivalent swap positions owned or controlled by such persons. In addition, the proposed aggregation standards would require, if adopted, certain investors in the Trust to aggregate Investor Pool positions in CERFs with other positions in CERFs or other contracts subject to aggregation with CERFs. These proposed measures, if adopted, could directly reduce liquidity in CERFs and the futures contracts and commodities underlying the S&P GSCI-ER, adversely affecting the value of the Shares.

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

Additionally, the Commission may further lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts) and further restrict position limit exemptions. Any such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and underlying futures and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. See also “Risk Factors—The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.”

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

Generally, the Investing Pool’s transactions in CERFs have been executed through block or “exchange of futures for physicals” transactions that are not executed through the CME’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of CERFs, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

Certain other regulatory measures under the Dodd-Frank Act could increase the costs of the Investing Pool, result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, or affect liquidity in the market for the CERFs or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust. It is impossible to predict which measures will be adopted or precisely how they will ultimately affect the value of your Shares. However, if adopted, such measures could adversely affect the value of your Shares.

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME.

Risk Factors Relating to CERFs and the S&P GSCI-ER

The trading of various CERFs—the sole contracts traded by the Investing Pool—presents risks unrelated to the S&P GSCI-ER that could adversely affect the value of your Shares.

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. CERFs have a limited trading history. Until February 2011, only one CERF contract was held by the Investing Pool. That CERF, first listed in March 2006, expired in March 2011. In October 2010 the CME listed a new CERF with an expiration of March 2014. The Investing Pool began purchasing the CERF expiring in March 2014 in February 2011. The Investing Pool has completed its “roll” of the CERFs which expired in March 2011 into CERFs that expire in March 2014. There can be no assurance as to the size or liquidity of the market for CERFs. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to create or redeem Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (particularly where there is only a single participant or a small number of participants), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs, as they historically have been. The longer duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of each CERF contract, as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

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

The S&P GSCI-ER is comprised exclusively of futures contracts traded on regulated futures exchanges. Such exchanges in the United States are referred to as “designated contract markets.” As described below under “The Index and the S&P GSCI-ER,” however, the S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

It is anticipated that prior to the expiration date of the CERFs in March 2014, the CME will list a new CERF with a later expiration date and the Investing Pool will roll its positions in CERFs from the expiring contract into the new contract. However, the CME is under no obligation to list a later expiring CERF, and any CERFs listed on later dates may have terms that differ from the CERFs now listed on the CME. The rolling of expiring CERFs into new CERFs with a later expiration may be effected in a number of different ways, depending on the circumstances prevailing as each CERF approaches expiration. However, it is possible that the prices obtained by the Investing Pool on the transactions executed to effect this roll will be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Investing Pool’s position in CERFs. For example, if other market participants are able to anticipate the timing of the Investing Pool’s roll, they may be able to execute transactions in advance of the Investing Pool’s rolling transactions, which will allow these market participants to benefit from the transactions executed by the Investing Pool but adversely affect the prices obtained by the Investing Pool, which will in turn adversely affect the value of the Shares. In addition, if the Investing Pool’s CERF position represents a significant part of the open long interest, as has historically been the case, other market participants may take this into account, with a potential adverse impact on the prices at which the Investing Pool is able to liquidate its expiring CERF position and establish a new position in the next expiring CERF contract. There can be no assurance that the Investing Pool will effect the rolling of positions at a time or in a manner that will allow it to avoid adverse consequences.

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

The Investing Pool’s Clearing FCM or the CME Clearing House could fail, which could expose the Investing Pool to greater risk. The Investing Pool must deposit as margin an amount equal to 100% of the value of the CERFs that it enters into on the date the position is established. In addition, the Clearing FCM is required to deliver or pledge to the CME Clearing House 100% of the value of each CERF it carries on behalf of the Investing Pool. Under the rules of the CME, the CME will have the right to apply assets transferred or pledged to the CME by the Clearing FCM to satisfy certain of the Clearing FCM’s obligations in the event of a default by the Clearing FCM.

As explained elsewhere in this report, this 100% margin requirement is substantially different from the initial margin requirements applicable to most other futures contracts, which are typically 3% to 7% of the value of the relevant contract. As a result, a greater percentage of the assets of the Investing Pool will be held by the Clearing FCM and held by or pledged to the CME Clearing House than would be the case if the Investing Pool entered into other types of futures contracts. In the event of the bankruptcy of the Clearing FCM or the CME Clearing House, therefore, the Investing Pool could be exposed to a risk of loss with respect to a greater portion of its assets. If such a bankruptcy were to occur, the Investing Pool should be afforded the protections granted to customers of an FCM, and participants to transactions cleared through an exchange clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Because such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or clearing house if the customer property held by the FCM or clearing house is insufficient to satisfy the customer claims, the Investing Pool may be disproportionately affected by such a bankruptcy as compared to other customers because the Investing Pool has provided a significantly higher level of margin than have other customers. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as initial margin.

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

The Investing Pool is subject to the fees and expenses described in this report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Manager that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Investing Pool’s assets. The trading price of Shares will fluctuate in accordance with changes in the NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 8:00 p.m. (New York time), liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for those contracts are closed (normally 4:00 p.m. to 5:00 p.m. (Chicago time), for the CERFs). As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

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

If, at any time, any of the events described under “Description of the Shares, the Trust Agreement and the Investing Pool Agreement—Amendment and Dissolution” occurs, the Trustee or, if applicable, the Shareholders may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances redeem its holdings in Investing Pool Interests, and the Investing Pool will sell the CERFs and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders. Sales of CERFs in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

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

Additionally, future legislative or regulatory action (including regulatory action pursuant to the requirements of the Dodd-Frank Act) may impose new limitations on the size of positions that the Investing Pool may take in CERFs or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM or other market participants, adversely affecting the liquidity and price of CERFs and the underlying futures. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as the exemption applicable to the Investing Pool’s position in CERFs, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in CERFs permitted to be held by the Investing Pool could be significantly reduced in size, which could in turn require the Investing Pool to liquidate some or all of its positions in CERFs. Any such reduction could affect the liquidity of CERFs and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

As a Shareholder, you will not have the rights normally associated with ownership of common shares.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares. You will have only the limited rights described under “Description of the Shares, the Trust Agreement and the Investing Pool Agreement.”

As a Shareholder, you will not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

Neither the Trust nor the Investing Pool is registered as an investment company for purposes of United States federal securities laws, and neither is subject to regulation by the SEC as an investment company. Consequently, Shareholders will not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads will not apply to the Trust or the Investing Pool. BlackRock Asset Management International Inc., as the Sponsor and the Manager, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust and the Investing Pool. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust, the Investing Pool or an investment in the Shares.

While the Sponsor believes that it has all the intellectual property rights needed to operate the Trust and the Investing Pool in the manner described in this report, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust, the Investing Pool or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust, the Investing Pool and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the Investing Pool or the suspension of activities or dissolution of the Trust or the Investing Pool.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust or the Investing Pool is impossible to predict, but could be substantial and adverse. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares” and “Risk Factors—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.”

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

As described elsewhere in this report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust and the Investing Pool, the Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable monthly in arrears. The allocation received by the Manager from the Investing Pool may be higher than the amount the Investing Pool would negotiate with an unaffiliated third party manager on an arms-length basis.

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

Risk Factors Relating to Taxes

Please refer to “United States Federal Income Tax Consequences” for information on the potential U.S. federal income tax consequences of the purchase, ownership and disposition of the Shares.

The Internal Revenue Service (“IRS”) could take the position that CERFs must be taxed under special “mark-to-market” rules that would require gain to be taken into account on an annual basis.

Futures contracts that require a person such as the Investing Pool to make an initial deposit of 100% margin and that do not require or permit the payment by that person of additional variation margin are a novel form of futures contract. Consequently, no statutory, judicial or administrative authority addresses the characterization of a CERF owned by the Investing Pool or the U.S. federal income tax consequences of an investment in the CERFs by the Investing Pool. The Investing Pool has received an opinion that, while there is no authority on point, the CERFs held by the Investing Pool will not be treated as regulated futures contracts within the meaning of section 1256 of the United States Internal Revenue Code of 1986, as amended (the “Code”) because the CERFs are not contracts with respect to which the amount required to be deposited and the amount which may be withdrawn depends on a system of marking to market. You should be aware that an opinion is not binding on the IRS or a court. Accordingly, it is possible that the Internal Revenue Service or a court would reach the conclusion that the CERFs should be treated as regulated futures contracts within the meaning of section 1256 of the Code. In that case, the timing, amount, character, holding period or other material aspects of your income, gain, loss or expense from an investment in the Shares could be significantly affected. In particular, you would be taxable on any gain on the CERFs on an annual mark-to-market basis, regardless of the fact that the CERFs have expirations of several years at the time of listing.

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

Timing mismatches may arise from an investment in Shares because of the fact that the Investing Pool generally invests in CERFs that have the same expiration date. If the Investing Pool effects a roll of its position in CERFs from an expiring CERF into a newly listed CERF through a sale or disposition of an expiring CERF or by having an expiring CERF terminate while held by the Investing Pool, the Investing Pool may recognize in the taxable year of the roll substantial amounts of gains or losses depending on whether the CERFs have appreciated or depreciated in value since the date that the Investing Pool acquired such CERFs. Any gain or loss recognized with respect to a CERF will be treated as capital gain or loss and will be treated as long-term gain or loss if at the time of the disposition or expiration the Investing Pool has held the CERFs for more than six months. Because you will be treated as a beneficial owner of an interest in a partnership, you will be required to include in income the Investing Pool’s gains or losses that are allocated to you pursuant to the Investing Pool Agreement for the Trust’s and the Investing Pool’s taxable year ending with or within your taxable year. Capital losses are deductible only to the extent of any capital gains, plus in the case of non-corporate taxpayers only, ordinary income of up to $3,000 per year. Capital losses of non-corporate taxpayers can be carried forward until they are used. Taxpayers other than individuals can carry capital losses back three years and forward five years. Consequently, if you are a corporate taxpayer that recognizes significant losses in connection with a roll, a timing mismatch may arise if you recognize gains from CERFs in later years, as you may carry capital losses forward only a specified number of years.

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

c) 900,000 Shares (18 Baskets) were redeemed during the quarter ended March 31, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
1/01/11 to 1/31/11	50,000	$33.53
2/01/11 to 2/28/11	300,000	34.83
3/01/11 to 3/31/11	550,000	37.13

Total	900,000	36.16

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant and Co-Registrant have duly caused this report to be signed on their behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

BlackRock Asset Management International Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (Registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (Co-Registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2011

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.