Form 10-Q
period 2011-06-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2011-08-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,523,113,488	$1,799,879,995

Total Assets	$1,523,113,488	$1,799,879,995

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 44,700,000 issued and outstanding at June 30, 2011 and 52,700,000 issued and outstanding at December 31, 2010	1,523,113,488	1,799,879,995

Total Shareholders’ Capital	1,523,113,488	1,799,879,995

Total Liabilities and Shareholders’ Capital	$1,523,113,488	$1,799,879,995

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$588,929	$528,319	$1,330,912	$775,646

Total investment income	588,929	528,319	1,330,912	775,646

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,392,333	3,033,408	6,903,637	6,197,730
Brokerage commissions and fees	3,102	349	758,526	349

Total expenses	3,395,435	3,033,757	7,662,163	6,198,079

Net investment loss	(2,806,506)	(2,505,438)	(6,331,251)	(5,422,433)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	137,698	321	158,057	(97)
Net realized gain (loss) on futures contracts	4,716,892	(33,095,706)	181,096,795	(33,095,706)
Net change in unrealized appreciation/depreciation on futures contracts	(176,183,313)	(155,459,293)	(162,354,823)	(172,479,397)

Net realized and unrealized gain (loss)	(171,328,723)	(188,554,678)	18,900,029	(205,575,200)

Net gain (loss)	$(174,135,229)	$(191,060,116)	$12,568,778	$(210,997,633)

Net gain (loss) per Share	$(3.52)	$(3.51)	$0.24	$(3.84)
Weighted-average Shares outstanding	49,417,033	54,365,761	51,577,072	54,948,066

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2011 (Unaudited)

and the year ended December 31, 2010

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Shareholders’ Capital, Beginning of Period	$1,799,879,995	$1,759,350,446
Contributions	76,373,143	249,730,155
Redemptions	(365,708,428)	(327,772,261)
Net investment loss	(6,331,251)	(10,288,962)
Net realized gain on short-term investments	158,057	3,317
Net realized gain (loss) on futures contracts	181,096,795	(102,883,332)
Net change in unrealized appreciation/depreciation on futures contracts	(162,354,823)	231,740,632

Shareholders’ Capital, End of Period	$1,523,113,488	$1,799,879,995

Net Asset Value per Share, End of Period	$34.07	$34.15

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$12,568,778	$(210,997,633)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	276,766,507	236,758,927

Net cash provided by operating activities	289,335,285	25,761,294

Cash Flows from Financing Activities
Contributions	76,373,143	72,707,254
Redemptions	(365,708,428)	(98,468,548)

Net cash used in financing activities	(289,335,285)	(25,761,294)

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2011

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

June 30, 2011

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

At June 30, 2011, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

F.	Recent Accounting Standard

In May 2011, the Financial Accounting Standards Board issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2011

policies and procedures and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements and disclosures.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for a combination of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. In addition, the Investing Pool is required to deposit cash margin with its futures commission merchant with a value equal to 100% of the value of each CERF position at the time it is established.

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

On June 30, 2011, the Trust had 44,700,000 Shares outstanding.

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

June 30, 2011

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2011 to June 30, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$34.15

Net investment loss	(0.12)
Realized and unrealized gain	0.04

Net decrease in net assets from operations	(0.08)

Net asset value per Share, end of period	$34.07

Ratio to average net assets:
Net investment loss (a)	(0.69)%
Expenses (a)(b)	0.83%
Total return, at net asset value (c)	(0.23)%

(a)	Percentage is annualized.
(b)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the six months ended June 30, 2011 would have been 0.75%.

(c)	Percentage is not annualized.

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

June 30, 2011

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. Interests in the Investing Pool are classified as Level 2, as there are no active markets for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust.

At June 30, 2011 and December 31, 2010, the fair value of the Trust’s interests in the Investing Pool equaled $1,523,113,488 and $1,799,879,995, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$24,904	$1,662,838
Cash and cash equivalents held at FCM (restricted)	48,763,178	76,335,484
Short-term investments held at FCM (restricted)	1,488,136,680	1,687,824,740
Receivable for variation margin on open futures contracts (Note 9)	—	35,184,200
Interest receivable	27	314

Total Assets	$1,536,924,789	$1,801,007,576

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$12,778,470	$—
Management fee payable	1,015,554	1,110,188

Total Liabilities	13,794,024	1,110,188

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	17,277	17,393
Limited member	1,523,113,488	1,799,879,995

Total Members’ Equity	1,523,130,765	1,799,897,388

Total Liabilities and Members’ Equity	$1,536,924,789	$1,801,007,576

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Investment Income
Interest	$588,935	$528,324	$1,330,925	$775,653

Total investment income	588,935	528,324	1,330,925	775,653

Expenses
Management fee	3,392,368	3,033,436	6,903,705	6,197,787
Brokerage commissions and fees	3,102	349	758,526	349

Total expenses	3,395,470	3,033,785	7,662,231	6,198,136

Net investment loss	(2,806,535)	(2,505,461)	(6,331,306)	(5,422,483)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	137,699	321	158,058	(97)
Net realized gain (loss) on futures contracts	4,716,931	(33,096,016)	181,098,480	(33,096,016)
Net change in unrealized appreciation/depreciation on futures contracts	(176,185,201)	(155,460,667)	(162,356,570)	(172,480,927)

Net realized and unrealized gain (loss)	(171,330,571)	(188,556,362)	18,899,968	(205,577,040)

Net gain (loss)	$(174,137,106)	$(191,061,823)	$12,568,662	$(210,999,523)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the six months ended June 30, 2011 (Unaudited)

and the year ended December 31, 2010

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	76,373,143	76,373,143
Redemptions	—	(365,708,428)	(365,708,428)
Net investment loss	(55)	(6,331,251)	(6,331,306)
Net realized gain on short-term investments	1	158,057	158,058
Net realized gain on futures contracts	1,685	181,096,795	181,098,480
Net change in unrealized appreciation/depreciation on futures contracts	(1,747)	(162,354,823)	(162,356,570)

Members’ Equity, June 30, 2011	$17,277	$1,523,113,488	$1,523,130,765

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	249,730,155	249,730,155
Redemptions	—	(327,772,261)	(327,772,261)
Net investment loss	(97)	(10,288,962)	(10,289,059)
Net realized gain on short-term investments	—	3,317	3,317
Net realized loss on futures contracts	(994)	(102,883,332)	(102,884,326)
Net change in unrealized appreciation/depreciation on futures contracts	2,352	231,740,632	231,742,984

Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$12,568,662	$(210,999,523)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchases of short-term investments	(2,317,244,175)	(3,289,977,480)
Sales/maturities of short-term investments	2,518,381,606	3,499,802,247
Accretion of discount	(1,291,313)	(730,924)
Net realized (gain) loss on short-term investments	(158,058)	97
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	27,572,306	43,898,343
Receivable for variation margin on open futures contracts	35,184,200	(7,355,280)
Interest receivable	287	72
Payable for variation margin on open futures contracts	12,778,470	(8,708,040)
Management fee payable	(94,634)	(161,830)

Net cash provided by operating activities	287,697,351	25,767,682

Cash Flows from Financing Activities
Contributions	76,373,143	72,707,254
Redemptions	(365,708,428)	(98,468,548)

Net cash used in financing activities	(289,335,285)	(25,761,294)

Net increase (decrease) in cash and cash equivalents	(1,637,934)	6,388

Cash and Cash Equivalents
Beginning of period	1,662,838	201,766

End of period	$24,904	$208,154

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At June 30, 2011

Face Amount	Security Description	Fair Value
	United States Treasury Bills:
$136,822,000	0.00%(a) - 0.11% due 7/07/11	$136,820,741
515,000,000	0.13% - 0.14% due 9/08/11	514,867,511
385,000,000	0.04% due 9/15/11	384,971,553
325,000,000	0.09% - 0.10% due 10/06/11	324,914,855
126,584,000	0.03% - 0.09% due 11/17/11	126,562,020

	Total United States Treasury Bills – 97.70%(b)	$1,488,136,680

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on members’ equity.

•	As of June 30, 2011, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
31,167	March 2014	$1,520,637,930	$44,626,288

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

June 30, 2011

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

June 30, 2011

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

As of June 30, 2011 and December 31, 2010, the Investing Pool had cash and cash equivalents held at its clearing FCM of $48,763,178 and $76,335,484, respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of June 30, 2011 and December 31, 2010, the Investing Pool had short-term investments held at its clearing FCM of $1,488,136,680 and $1,687,824,740, respectively, which were posted as margin to collateralize its CERF positions.

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

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2011

H.	Recent Accounting Standard

In May 2011, the Financial Accounting Standards Board issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Investing Pool’s financial statements and disclosures.

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

June 30, 2011

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2011 to June 30, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (a)	(0.69)%
Expenses (a)(b)	0.83%
Total return (c)	(0.49)%

(a)	Percentage is annualized.
(b)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the six months ended June 30, 2011 would have been 0.75%.

(c)	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2011

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2011 and the year ended December 31, 2010, the average month-end notional amount of open CERFs were $1,846,887,147 and $1,637,577,662, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$12,778,470

December 31, 2010
Commodity contracts	Receivable for variation margin on open futures contracts	$35,184,200	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the six months ended June 30, 2011 and 2010:

Six Months Ended June 30, 2011	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation /Depreciation
Commodity contracts	Net realized gain on futures contracts	$181,098,480	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(162,356,570)

Six Months Ended June 30, 2010
Commodity contracts	Net realized loss on futures contracts	$(33,096,016)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(172,480,927)

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

June 30, 2011

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

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At June 30, 2011 and December 31, 2010, the fair value of CERFs equaled $1,520,637,930 and $1,798,137,200, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in U.S. Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At June 30, 2011 and December 31, 2010, the fair value of short-term investments equaled $1,488,136,680 and $1,687,824,740, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended June 30, 2011, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (called “Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). The Investing Pool holds long positions in futures contracts (“CERFs”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”) listed on the Chicago Mercantile Exchange, (the “CME”), and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool have delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares ( “Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on NYSE Arca under the symbol “GSG.”

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the net asset value per Share, or NAV, as of 4:15 p.m. (New York time), on each business day on which NYSE Arca is open for regular trading, as soon as practicable after that time. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool Administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

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

Results of Operations

The Quarter Ended June 30, 2011

The Trust’s net asset value decreased from $2,030,410,133 at March 31, 2011 to $1,523,113,488 at June 30, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 54,000,000 at March 31, 2011 to 44,700,000 at June 30, 2011 due to 9,300,000 Shares (186 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a decrease in the price of CERFs during the quarter from $537.60 at March 31, 2011 to $487.90 at June 30, 2011, a 9.24% decrease.

The Six Months Ended June 30, 2011

The Trust’s net asset value decreased from $1,799,879,995 at December 31, 2010 to $1,523,113,488 at June 30, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 52,700,000 at December 31, 2010 to 44,700,000 at June 30, 2011 due to 2,200,000 Shares (44 Baskets) being created and 10,200,000 Shares (204 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a decrease in the price of the March 2014 CERFs from the average purchase price of $502.09 to $487.90 at June 30, 2011, a 2.83% decrease.

This decrease in Trust net asset value was partially offset when in February 2011, the Investing Pool began trading in CERFs expiring in March 2014 in connection with the rolling process from CERFs expiring in March 2011. The March 2011 CERFs increased in price from $480.40 at December 31, 2010 to a final sale price of $510.80 in February 2011, a 6.33% increase. As a result of this rolling process, for the period ended June 30, 2011, the Trust had a net realized gain on futures contracts of $181,096,795 and brokerage commissions and fees of $758,526 allocated from the Investing Pool primarily in connection with the rolling process.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2011 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of June 30, 2011, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2011, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	31,167
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$502.09
Notional Amount (Fair Value):	$1,520,637,930

The notional amount is calculated using the settlement price for the CERFs on the CME on June 30, 2011, which was $487.90 per contract, and the $100 multiplier applicable under the contract terms.

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

The following events, among others, would generally result in a decline in the price of the Shares:

• A significant increase in hedging activity by producers of the underlying commodities. Should producers of the S&P GSCI-ER underlying commodities increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

• A significant change in the attitude of speculators and investors toward the S&P GSCI-ER underlying commodities. Should the speculative community take a negative view towards one or more of the underlying commodities, it could cause a decline in the price of the CERFs, which may reduce the price of the Shares.

• Significant reductions in the size of positions permitted to be owned by the Investing Pool or others in CERFs or in the futures contracts and/or commodities comprising the S&P GSCI-ER, for example as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P
GSCI-ER and/or the underlying commodities, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the S&P GSCI-ER underlying commodities and, consequently, the CERFs. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index and the S&P GSCI-ER is no guide to their future performance or to the performance of the Shares.

Past performance of the Index and the S&P GSCI-ER is not necessarily indicative of their future performance or of the performance of the Shares. There can be no guarantee that the level of the Index or the S&P GSCI-ER will increase. You may lose some or all of your investment in the Shares.

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

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in March may specify a June expiration. As that contract nears expiration, it may be replaced by selling the June contract and purchasing the contract expiring in September. This process is referred to as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the June contract would take place at a price that is higher than the price at which the September contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the September contract. While many of the contracts included in the S&P GSCI-ER have historically exhibited consistent periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity futures contract may also fluctuate between backwardation and contango.

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

A number of bills have been introduced in the U.S. Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter (“OTC”) derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated futures and over-the-counter derivatives positions; transferring from U.S. futures exchanges to the CFTC the authority to establish certain speculative position limits; imposing aggregate speculative position limits across regulated futures, over-the-counter positions and certain contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool.

Some of the measures have not been adopted but could be in the future. Some of these measures have been adopted in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010. Under the Dodd-Frank Act, the CFTC is required to establish speculative position limits on listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent OTC derivatives. The Dodd-Frank Act also requires the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges and economically equivalent OTC derivatives. The Dodd-Frank Act also significantly narrows the availability of the bona fide hedging exemptions applicable to contracts in such physical commodities to a narrower category of commercial market participants and physical hedging strategies. Although the CFTC may exempt persons, contracts or transactions or classes thereof from the speculative position limit requirements, regulatory action pursuant to the Dodd-Frank Act may impose new limitations on the size of positions that may be taken with respect to CERFs, or on the size of positions that may be carried by the Investing Pool’s Clearing FCM. Such position limits may adversely affect the value of the Shares or liquidity in the market for them.

Pursuant to the statutory mandate described above, the CFTC proposed regulations in January 2011 (the “2011 Proposed Rules”) that would, among other proposed changes, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities (“referenced contracts”) and economically equivalent swaps. The referenced contracts subject to the 2011 Proposed Rules represent over 50% of the S&P GSCI-ER. In addition, under the 2011 Proposed Rules, any risk management exemptions granted by designated contract markets (“DCMs”), such as the exemption applicable to the Investing Pool’s position in CERFs, would be subject to CFTC review and approval. As a result, if the 2011 Proposed Rules are adopted as proposed, the size of the maximum position in CERFs permitted to be held by the Investing Pool could be significantly reduced, which could in turn require the Investing Pool to liquidate some or all of its position in CERFs. Any such reduction could adversely affect the value of the Shares.

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

Additionally, the Commission may further lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts) and further restrict position limit exemptions. Any such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and underlying futures and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. See also “Risk Factors Relating to Commodities Markets.”

On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a DCM, including CERFs listed on the CME, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated.

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

The CFTC has recently proposed rules regarding the risk management practices of clearing members, which would require the Investing Pool’s FCM to establish risk-based limits on position and order size, amongst other measures. If adopted as proposed, these proposed rules may lead the Investing Pool’s FCM to reduce its internal limits on the size of the CERF Positions it will execute or clear for the investing pool, reducing the Investing Pool’s and other market participants’ ability to transact in CERFs, and potentially adversely affecting the price of Shares.

Other regulatory measures under the Dodd-Frank Act could increase the costs of the Investing Pool, result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, or affect liquidity in the market for the CERFs or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust. While it is impossible to predict which measures will be adopted or precisely how they will ultimately affect the value of your Shares, any such measures could adversely affect the value of your Shares.

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

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. The impact of the following considerations may be heightened because of the concentration of the Investing Pool’s assets in CERFs. The Investing Pool will not be able to avoid these risks by diversifying into other assets or contracts.

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

The S&P GSCI-ER is comprised exclusively of futures contracts traded on futures exchanges regulated under the CEA. Such exchanges in the United States are referred to as “designated contract markets.” However, the S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indices, to track the appropriate market performance. The Index Sponsor’s only relationship to BAMII, BlackRock Institutional Trust Company, N.A. (“BTC”), the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BAMII, BTC, the Trust or the Investing Pool. The Index Sponsor

has no obligation to take the needs of BAMII, BTC, the Trust, the Investing Pool or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

The CFTC has recently proposed rules regarding the risk management practices of clearing members, which would require the Investing Pool’s FCM to establish risk-based limits on position and order size, amongst other measures. If adopted as proposed, these proposed rules may lead the Investing Pool’s FCM to reduce its internal limits on the size of the CERF Positions it will execute or clear for the investing pool, reducing the Investing Pool’s and other market participants’ ability to transact in CERFs, and potentially adversely affecting the price of Shares.

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

c) 9,300,000 Shares (186 Baskets) were redeemed during the quarter ended June 30, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
4/01/11 to 4/30/11	2,150,000	$38.23
5/01/11 to 5/31/11	4,000,000	35.92
6/01/11 to 6/30/11	3,150,000	33.94

Total	9,300,000	35.79

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

Date: August 8, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

Date: August 8, 2011

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.