Form 10-Q
period 2011-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2011-11-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,263,970,653	$1,799,879,995

Total Assets	$1,263,970,653	$1,799,879,995

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 41,650,000 issued and outstanding at September 30, 2011 and 52,700,000 issued and outstanding at December 31, 2010	1,263,970,653	1,799,879,995

Total Shareholders’ Capital	1,263,970,653	1,799,879,995

Total Liabilities and Shareholders’ Capital	$1,263,970,653	$1,799,879,995

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$262,341	$579,566	$1,593,253	$1,355,212

Total investment income	262,341	579,566	1,593,253	1,355,212

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,789,149	2,955,159	9,692,786	9,152,889
Brokerage commissions and fees	1,320	—	759,846	349

Total expenses	2,790,469	2,955,159	10,452,632	9,153,238

Net investment loss	(2,528,128)	(2,375,593)	(8,859,379)	(7,798,026)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	25,268	1,474	183,325	1,377
Net realized gain (loss) on futures contracts	(7,899,285)	(45,447,318)	173,197,510	(78,543,024)
Net change in unrealized appreciation/depreciation on futures contracts	(149,211,673)	166,464,848	(311,566,496)	(6,014,549)

Net realized and unrealized gain (loss)	(157,085,690)	121,019,004	(138,185,661)	(84,556,196)

Net gain (loss)	$(159,613,818)	$118,643,411	$(147,045,040)	$(92,354,222)

Net gain (loss) per Share	$(5.10)	$2.20	$(3.01)	$(1.69)
Weighted-average Shares outstanding	31,321,196	53,824,457	48,844,322	54,768,864

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2011 (Unaudited)

and the year ended December 31, 2010

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Shareholders’ Capital, Beginning of Period	$1,799,879,995	$1,759,350,446
Contributions	90,651,034	249,730,155
Redemptions	(479,515,336)	(327,772,261)
Net investment loss	(8,859,379)	(10,288,962)
Net realized gain on short-term investments	183,325	3,317
Net realized gain (loss) on futures contracts	173,197,510	(102,883,332)
Net change in unrealized appreciation/ depreciation on futures contracts	(311,566,496)	231,740,632

Shareholders’ Capital, End of Period	$1,263,970,653	$1,799,879,995

Net Asset Value per Share, End of Period	$30.35	$34.15

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(147,045,040)	$(92,354,222)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	535,909,342	221,160,672

Net cash provided by operating activities	388,864,302	128,806,450

Cash Flows from Financing Activities
Contributions	90,651,034	134,445,356
Redemptions	(479,515,336)	(263,251,806)

Net cash used in financing activities	(388,864,302)	(128,806,450)

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2011

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

September 30, 2011

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

At September 30, 2011, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

September 30, 2011

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

On September 30, 2011, the Trust had 41,650,000 Shares outstanding.

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

September 30, 2011

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

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2011 to September 30, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$34.15

Net investment loss	(0.18)
Realized and unrealized loss	(3.62)

Net decrease in net assets from operations	(3.80)

Net asset value per Share, end of period	$30.35

Ratio to average net assets:
Net investment loss (a)	(0.69)%
Expenses (a)(b)	0.81%
Total return, at net asset value (c)	(11.13)%

(a)	Percentage is annualized.
(b)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the nine months ended September 30, 2011 would have been 0.75%.

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

September 30, 2011

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

At September 30, 2011 and December 31, 2010, the fair value of the Trust’s interests in the Investing Pool equaled $1,263,970,653 and $1,799,879,995, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$185,429	$1,662,838
Cash and cash equivalents held at FCM (restricted)	39,982,743	76,335,484
Short-term investments held at FCM (restricted)	1,253,380,535	1,687,824,740
Receivable for variation margin on open futures contracts (Note 9)	—	35,184,200
Interest receivable	88	314

Total Assets	$1,293,548,795	$1,801,007,576

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$28,703,070	$—
Management fee payable	859,716	1,110,188

Total Liabilities	29,562,786	1,110,188

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	15,356	17,393
Limited member	1,263,970,653	1,799,879,995

Total Members’ Equity	1,263,986,009	1,799,897,388

Total Liabilities and Members’ Equity	$1,293,548,795	$1,801,007,576

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Investment Income
Interest	$262,345	$579,572	$1,593,270	$1,355,225

Total investment income	262,345	579,572	1,593,270	1,355,225

Expenses
Management fee	2,789,182	2,955,187	9,692,887	9,152,974
Brokerage commissions and fees	1,320	—	759,846	349

Total expenses	2,790,502	2,955,187	10,452,733	9,153,323

Net investment loss	(2,528,157)	(2,375,615)	(8,859,463)	(7,798,098)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	25,269	1,474	183,327	1,377
Net realized gain (loss) on futures contracts	(7,899,380)	(45,447,760)	173,199,100	(78,543,776)
Net change in unrealized appreciation/depreciation on futures contracts	(149,213,471)	166,466,401	(311,570,041)	(6,014,526)

Net realized and unrealized gain (loss)	(157,087,582)	121,020,115	(138,187,614)	(84,556,925)

Net gain (loss)	$(159,615,739)	$118,644,500	$(147,047,077)	$(92,355,023)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the nine months ended September 30, 2011 (Unaudited)

and the year ended December 31, 2010

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	90,651,034	90,651,034
Redemptions	—	(479,515,336)	(479,515,336)
Net investment loss	(84)	(8,859,379)	(8,859,463)
Net realized gain on short-term investments	2	183,325	183,327
Net realized gain on futures contracts	1,590	173,197,510	173,199,100
Net change in unrealized appreciation/depreciation on futures contracts	(3,545)	(311,566,496)	(311,570,041)

Members’ Equity, September 30, 2011	$15,356	$1,263,970,653	$1,263,986,009

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	249,730,155	249,730,155
Redemptions	—	(327,772,261)	(327,772,261)
Net investment loss	(97)	(10,288,962)	(10,289,059)
Net realized gain on short-term investments	—	3,317	3,317
Net realized loss on futures contracts	(994)	(102,883,332)	(102,884,326)
Net change in unrealized appreciation/depreciation on futures contracts	2,352	231,740,632	231,742,984

Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(147,047,077)	$(92,355,023)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchases of short-term investments	(4,680,371,464)	(5,227,655,310)
Sales/maturities of short-term investments	5,116,541,500	5,473,200,382
Accretion of discount	(1,542,504)	(1,286,547)
Net realized gain on short-term investments	(183,327)	(1,377)
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	36,352,741	5,226,945
Receivable for variation margin on open futures contracts	35,184,200	(18,910,840)
Interest receivable	226	(147)
Payable for variation margin on open futures contracts	28,703,070	(8,708,040)
Payable for investment securities purchased	—	294,866,840
Management fee payable	(250,472)	(139,678)

Net cash provided by operating activities	387,386,893	424,237,205

Cash Flows from Financing Activities
Contributions	90,651,034	134,445,356
Redemptions	(479,515,336)	(263,251,806)

Net cash used in financing activities	(388,864,302)	(128,806,450)

Net increase (decrease) in cash and cash equivalents	(1,477,409)	295,430,755

Cash and Cash Equivalents
Beginning of period	1,662,838	201,766

End of period	$185,429	$295,632,521

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

September 30, 2011

Face Amount	Security Description	Fair Value
	United States Treasury Bills:
$195,000,000	0.09% - 0.10% due 10/06/11	$194,997,342
313,406,000	0.03% - 0.09% due 11/17/11	313,390,087
365,000,000	0.00%(a) due 12/08/11	364,993,106
380,000,000	0.00% due 12/15/11	380,000,000

	Total United States Treasury Bills – 99.16%(b)	$1,253,380,535

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on members’ equity.

•	As of September 30, 2011, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
28,993	March 2014	$1,261,775,360	$193,016,950

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

September 30, 2011

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

September 30, 2011

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

As of September 30, 2011 and December 31, 2010, the Investing Pool had cash and cash equivalents held at its clearing FCM of $39,982,743 and $76,335,484, respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of September 30, 2011 and December 31, 2010, the Investing Pool had short-term investments held at its clearing FCM of $1,253,380,535 and $1,687,824,740, respectively, which were posted as margin to collateralize its CERF positions.

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

September 30, 2011

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

September 30, 2011

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2011 to September 30, 2011. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss (a)	(0.69)%
Expenses (a)(b)	0.81%
Total return (c)	(11.78)%

(a)	Percentage is annualized.
(b)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the nine months ended September 30, 2011 would have been 0.75%.

(c)	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2011

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2011 and the year ended December 31, 2010, the average month-end notional amount of open CERFs were $1,725,029,824 and $1,637,577,662, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of September 30, 2011 and December 31, 2010:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$28,703,070

December 31, 2010
Commodity contracts	Receivable for variation margin on open futures contracts	$35,184,200	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2011 and 2010:

Nine Months Ended September 30, 2011	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation /Depreciation
Commodity contracts	Net realized gain on futures contracts	$173,199,100	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(311,570,041)

Nine Months Ended September 30, 2010
Commodity contracts	Net realized loss on futures contracts	$(78,543,776)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(6,014,526)

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2011

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

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At September 30, 2011 and December 31, 2010, the fair value of CERFs equaled $1,261,775,360 and $1,798,137,200, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in U.S. Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At September 30, 2011 and December 31, 2010, the fair value of short-term investments equaled $1,253,380,535 and $1,687,824,740, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended September 30, 2011, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). The Investing Pool holds long positions in futures contracts (“CERFs”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”) listed on the Chicago Mercantile Exchange, (the “CME”), and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool have delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of Shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, Short-Term Securities in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

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

Results of Operations

The Quarter Ended September 30, 2011

The Trust’s net asset value decreased from $1,523,113,488 at June 30, 2011 to $1,263,970,653 at September 30, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 44,700,000 at June 30, 2011 to 41,650,000 at September 30, 2011 due to 400,000 Shares (8 Baskets) being created and 3,450,000 Shares (69 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a decrease in the price of CERFs during the quarter from $487.90 at June 30, 2011 to $435.20 at September 30, 2011, a 10.80% decrease.

The Nine Months Ended September 30, 2011

The Trust’s net asset value decreased from $1,799,879,995 at December 31, 2010 to $1,263,970,653 at September 30, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 52,700,000 at December 31, 2010 to 41,650,000 at September 30, 2011 due to 2,600,000 Shares (52 Baskets) being created and 13,650,000 Shares (273 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a decrease in the price of the March 2014 CERFs from the average purchase price of $501.91 to $435.20 at September 30, 2011, a 13.29% decrease.

This decrease in the Trust’s net asset value was partially offset when in February 2011, the Investing Pool began trading in CERFs expiring in March 2014 in connection with the rolling process from CERFs expiring in March 2011. The March 2011 CERFs increased in price from $480.40 at December 31, 2010 to a final sale price of $510.80 in February 2011, a 6.33% increase. For the period ended September 30, 2011, the Trust had a net realized gain on futures contracts of $173,197,510 and brokerage commissions and fees of $759,846 allocated from the Investing Pool primarily in connection with the rolling process.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2011 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of September 30, 2011, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2011, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	28,993
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.91
Notional Amount (Fair Value):	$1,261,775,360

The notional amount is calculated using the settlement price for the CERFs on the CME on September 30, 2011, which was $435.20 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, except for the following changes, which were included in the prospectus filed with the Securities and Exchange Commission on October 25, 2011 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended:

(1)        The risk factor entitled “Commodity futures trading may be illiquid. In addition, suspensions or disruptions of market trading in the commodities markets and related futures markets may adversely affect the value of your Shares” was modified by adding two sentences to the end of the first paragraph of the risk factor (and making related conforming changes within the risk factor). This risk factor now reads as follows:

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. Further, it is expected that Goldman, Sachs & Co. or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the CERFs market. The existence of such a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions resulting from illiquidity.

Any of these circumstances could thereby adversely affect the value of the CERFs held by the Investing Pool and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the CERFs, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in an NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

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

(2)        The risk factor entitled “Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares” was modified (a) by adding or revising the last two sentences of the fifth paragraph and (b) by adding a new ninth paragraph (and, in each case, making related conforming changes within the risk factor), so that the risk factor now reads as follows:

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

The 2011 Proposed Rules would further narrow the existing bona fide hedge exemption for referenced futures contracts and significantly narrow the risk management exemption relief from speculative position limits currently permitted to be granted for transactions in listed futures and options offsetting risks arising from over-the-counter swap positions. These proposed measures could affect the hedging and investing activities of participants in the markets for the CERFs and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the CERFs and such futures contracts and commodities. These risks are particularly acute given that there are expected to be only a limited number of participants in the market for CERFs. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares.

Additionally, the Commission may further lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts) and further restrict position limit exemptions. Any such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and the underlying futures and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. See also “Risk Factors—The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCIER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.”

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

On August 1, 2011, the CFTC proposed rules (the “FCM Proposed Rules”) regarding the risk management practices of clearing members, which would require the Investing Pool’s Clearing FCM to establish risk-based limits on position and order size, amongst other measures. If adopted as proposed, the FCM Proposed Rules may lead the Investing Pool’s Clearing FCM to reduce its internal limits on the size of the CERF positions it will execute or clear for the Investing Pool, reducing the Investing Pool’s and other market participants’ ability to transact in CERFs, and potentially adversely affecting the price of Shares. In the event that the Investing Pool’s Clearing FCM does reduce its internal limits on the size of CERF positions, the Investing Pool may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Investing Pool.

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

(3)        The risk factor entitled “The trading of various CERFs – the sole futures contracts traded by the Investing Pool – presents risks unrelated to the S &P GSCI-ER that could adversely affect the value of your Shares” was modified throughout to read as follows:

The impact of the following considerations may be heightened because of the concentration of the Investing Pool’s assets in CERFs. The Investing Pool will not be able to avoid these risks by diversifying into other assets or contracts.

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. CERFs have a limited trading history. Until February 2011, only one CERF contract was held by the Investing Pool. That CERF, first listed in March 2006, expired in March 2011. In October 2010 the CME listed a new CERF with an expiration of March 2014. The Investing Pool began purchasing the CERF expiring in March 2014 in February 2011. The Investing Pool has completed its “roll” of the CERFs which expired in March 2011 into CERFs that expire in March 2014. There can be no assurance as to the size or liquidity of the market for CERFs. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to create or redeem Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (especially as there are expected to be only a limited number of participants in the market for CERFs), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs, as they historically have been. As of June 30, 2011, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions. The longer duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of each CERF contract, as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

Although CERFs are based on the S&P GSCI-ER, the value of the CERFs and the level of the S&P GSCI-ER may not be equivalent at all times. The CERFs currently purchased by the Investing Pool expire in March of 2014; accordingly, the price at which the CERFs will trade would be expected to correspond to the implied level of the S&P GSCI-ER in March of 2014, not to its current level. Moreover, because the expiration date of the CERFs will differ from the expiration date of the futures contracts underlying the S&P GSCI-ER, changes to the value of those futures contracts and, consequently, to the level of the S&P GSCI-ER, will not necessarily result in an equivalent change in the value of the CERFs. In addition, although the current level of the S&P GSCI-ER is expected to influence the implied forward level of the S&P GSCI-ER, other factors, such as the expected rate of inflation, implied interest and yield rates in the market generally and implied volatility may influence market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and consequently the price at which the CERFs trade.

It is also possible that the value of CERFs could be affected by factors that do not directly affect the current or implied forward level of the S&P GSCI-ER, such as the activities of market participants in trading CERFs, or in trading other instruments indexed to the S&P GSCI-ER, as well as supply and demand in the market for such CERFs. Actions by the CME with respect to CERFs, such as the imposition of trading or price limits or a suspension of trading in response to volatile market activity or other causes, and systems or communications failures could also cause the value of the CERFs to diverge from the level of the S&P GSCI-ER.

Although arbitrage activity by market participants is expected to have the effect of reducing or eliminating divergence between the value of the CERFs and the level of the S&P GSCI-ER, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding, especially if the market for the Shares remains illiquid. In the event that such a divergence exists from time to time, changes in the NAV, which is calculated based on the value of the CERFs, will not adequately reflect changes in the level of the S&P GSCI-ER, which could adversely affect the value of the Shares.

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

(4)        The risk factor entitled “The Investing Pool’s Clearing FCM or the CME Clearing House could fail, which could expose the Investing Pool to greater risk” was modified by the addition of a third paragraph, so that the risk factor now reads as follows:

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

As explained elsewhere in this prospectus, this 100% margin requirement is substantially different from the initial margin requirements applicable to most other futures contracts, which are typically 3% to 7% of the value of the relevant contract. As a result, a greater percentage of the assets of the Investing Pool will be held by the Clearing FCM and held by or pledged to the CME Clearing House than would be the case if the Investing Pool entered into other types of futures contracts. In the event of the bankruptcy of the Clearing FCM or the CME Clearing House, therefore, the Investing Pool could be exposed to a risk of loss with respect to a greater portion of its assets. If such a bankruptcy were to occur, the Investing Pool should be afforded the protections granted to customers of an FCM, and participants to transactions cleared through an exchange clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Because such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or clearing house if the customer property held by the FCM or clearing house is insufficient to satisfy the customer claims, the Investing Pool may be disproportionately affected by such a bankruptcy as compared to other customers because the Investing Pool has provided a significantly higher level of margin than have other customers. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as initial margin.

Bankruptcy of the Investing Pool’s Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the CME Clearing House is permitted to use the entire amount of margin posted by the Investing Pool (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Because the Investing Pool deposits 100% margin, it may be disproportionately affected by such a bankruptcy as compared to the other customers of its Clearing FCM.

(5)        The risk factor entitled “Fees and expenses payable by the Investing Pool are charged regardless of profitability and may result in a depletion of resources” was modified by the addition of a second paragraph, so that the risk factor now reads as follows:

The Investing Pool is subject to the fees and expenses described in this prospectus, which are payable irrespective of profitability. These fees and expenses include an allocation to the Manager that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears.

Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investment Pool. In the case of either an extraordinary expense and/or insufficient interest income to cover ordinary expenses, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses.

(6)        The risk factor entitled “The Shares may not provide anticipated benefits of diversification from other asset classes” was modified by revising the third and fifth sentences of this risk factor. The risk factor now reads as follows:

Historically, the performance of physical commodity futures prices generally has not been correlated to the performance of financial asset classes, such as stocks and bonds. Non-correlation means that there is no statistically significant relationship, positive or negative, between the past performance of futures contracts on physical commodities, on the one hand, and stocks or bonds, on the other hand. Despite this lack of correlation, Shares cannot be expected to be automatically profitable during unfavorable periods for the stock or bond markets, or automatically unprofitable during favorable periods for the stock or bond markets. The commodity futures markets are fundamentally different from the securities markets in that for every gain in commodity futures trading, there is an equal and offsetting loss. The performance of the Shares may reflect positive or negative correlation to one or more financial asset classes, in which case any investment strategy relying on the absence of any such correlation may not be successful.

(7)        The risk factor entitled “Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder” was modified by revising the third sentence of the first paragraph of this risk factor. The risk factor now reads as follows:

Activities conducted by Goldman, Sachs & Co. and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of CERFs through Goldman, Sachs & Co., as the Investing Pool’s Clearing FCM. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for CERFs. Further, Goldman, Sachs & Co. and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over-the-counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman, Sachs & Co. or its affiliates could adversely affect the level of the S&P GSCI-ER or CERFs, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI-ER, CERFs and the price of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 3,450,000 Shares (69 Baskets) were redeemed during the quarter ended September 30, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
7/01/11 to 7/31/11	50,000	$35.77
8/01/11 to 8/31/11	2,250,000	32.60
9/01/11 to 9/30/11	1,150,000	33.63

Total	3,450,000	32.99

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

Date: November 8, 2011

/s/ Geoffrey D. Flynn
Geoffrey D. Flynn Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

Date: November 8, 2011

*	The Registrant is a trust and the Co-Registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the Registrant and Manager of the Co-Registrant.