Form 10-K
period 2011-12-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2012-02-29
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the shares held by non-affiliates was approximately $1,524,717,000.

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

CERFs are futures contracts listed for trading on the CME. The CERFs currently listed on the CME have an expiration date of March 2014. CERFs listed on later dates may have terms that differ from those of CERFs listed at this time, including changes to the transaction fees charged by the CME and the Clearing FCM (as defined below) associated with the purchase and sale of CERFs on the CME. The aggregate transaction fees currently equal $13.20 per CERF for purchases and sales of CERFs expiring in March 2014. The CME may change such fees in the future. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. Accordingly, a position in CERFs provides the holder with the positive or negative return on the S&P GSCI-ER during the period in which the position is held. For further discussion of the CERFs, see “Futures Contracts on the S&P GSCI-ER” below.

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

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their net asset value per Share (“NAV”). The NAV will fluctuate primarily with changes in the market value of CERFs. The trading price of the Shares will fluctuate in accordance with changes in their NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the CERFs and the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for these contracts are closed, which usually occurs from 4:00 p.m. to 5:00 p.m. (Chicago time) for the CERFs. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Investing Pool Interests will be issued by the Investing Pool only to the Trust and the Manager. Because Investing Pool Interests, by their terms, may be held only by the Trust and the Manager, there will be no secondary market for Investing Pool Interests.

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time) on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is defined as a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool Administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

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

Once the value of the CERFs and interest earned on any assets posted as margin and any other assets of the Investing Pool have been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool Administrator on its behalf, then calculates the value of the Trust’s Investing Pool Interests and provides this information to the Trustee.

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

Trust Expenses

The Sponsor is obligated under the Amended and Restated Trust Agreement, dated September 12, 2007 (the “Trust Agreement”), to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Trust Administrator and the Processing Agent,

(2)	NYSE Arca listing fees,

(3)	printing and mailing costs,

(4)	audit fees,

(5)	tax reporting costs,

(6)	license fees and

(7)	legal expenses up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses.

The Sponsor does not receive a fee in connection with its role as Sponsor. However, BAMII receives an allocation in connection with its role as Manager of the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears. The Manager earned $12,186,111 for the year ended December 31, 2011.

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

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time and were suspended from August 24, 2009 to April 26, 2010, because the Trust could not invest the proceeds of new issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME. Shares may be offered only in Baskets of 50,000 Shares. Baskets will be typically issued only in exchange for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day will have a per Share value equal to the NAV as of such day. However, orders received by the Trustee after 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs on the CME on such day), will be treated as received on the next following Business Day. The Trustee will notify the Authorized Participants of the Basket Amount on each Business Day.

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

Upon the transfer of (1) the required consideration of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) in the amounts, and to the accounts, specified by the Trustee, and (2) all transaction fees associated with creations (including but not limited to fees charged by the CME and the Clearing FCM) per Basket, currently equal to $13.20 multiplied by the number of CERFs expiring in March 2014 in the Basket Amount, the Trustee will deliver the appropriate number of Baskets to the DTC account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time. In limited circumstances and with the approval of the Trustee, Baskets may be created for cash, in which case the Authorized Participant will be required to pay any additional issuance costs, including the costs to the Investing Pool of establishing the corresponding CERF position.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant will have no obligation to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee will maintain a current list of Authorized Participants. As of the date of this report, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Newedge USA, LLC, Timber Hill LLC and UBS Securities LLC are the only Authorized Participants.

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

After the delivery by the Authorized Participant to the Trustee’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee will deliver to the order of the redeeming Authorized Participant redemption proceeds consisting of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash). The Trustee may deliver CERFs of different expiration than were included in the creation of the Basket. In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption any and all transaction fees associated with redemptions (including but not limited to fees charged by the CME and the Clearing FCM) per Basket, currently equal to $13.20 multiplied by the number of CERFs expiring in March 2014 included in the Basket Amount. The total transaction fees charged per Basket redeemed may change from time to time. In limited circumstances and with the approval of the Trustee, Baskets may be redeemed for cash, in which case the Authorized Participant will be required to pay any additional redemption costs, including the costs to the Investing Pool of liquidating the corresponding CERF position. The Trust will receive these redemption proceeds pursuant to the Trust’s contemporaneous redemption of Investing Pool Interests of corresponding value. Shares can be surrendered for redemption only in Baskets.

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

Custody of the Trust Assets

The creation and redemption of Baskets, and the corresponding creation and redemption of Investing Pool Interests, will generally be effected through transactions known as exchanges for related positions, or “EFRPs.” Because EFRPs involve contemporaneous transfers, it is anticipated that the Trust will not hold CERFs and the securities used to collateralize CERFs on a regular basis. The Investing Pool Interests, which are not certificated, will be recorded in the books and records of the Trust by the Trustee and in the books and records of the Investing Pool by the Manager. To the extent the Trust has property that requires a custodian, the Trustee will appoint an agent qualified to maintain the property of the Trust.

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

Futures Contracts on the S&P GSCI-ER

The assets of the Investing Pool consist of CERFs and cash or Short-Term Securities posted as margin to collateralize the Investing Pool’s CERF positions. CERFs are traded on the CME and were first listed and made available for trading on March 13, 2006. Until October 2010, these CERF contracts, which expired in March 2011, were the only CERFs listed. In October 2010, the CME listed a second CERF contract, which expires in March 2014. Consequently, CERFs have a limited trading history. Futures contracts and options on futures contracts on the S&P GSCI™, which does not reflect the excess return embedded in the S&P GSCI-ER, have been traded on the CME since 1992. CERFs are listed and traded separately from the S&P GSCI™ futures contracts and options on futures contracts.

CERFs are subject to the rules of the CME. CERFs trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in CERFs are cleared through the “CME Clearing House” by the trader’s FCM acting as its agent. Under these clearing arrangements, the CME Clearing House becomes the buyer to each member FCM representing a seller of the contract and the seller to each member FCM representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in CERFs is subject to the credit risk of the CME Clearing House and the FCM carrying its position in CERFs. See “Risk Factors—Risk Factors Related to CERFs and the S&P GSCI-ER—The Investing Pool’s Clearing FCM or the CME Clearing House could fail, which could expose the Investing Pool to greater risk.”

As noted above, the CERFs currently listed on the CME have an expiration date of March 2014. CERFs listed on later dates may have terms that differ from those of CERFs listed at this time, including changes to the transaction fees charged by the CME and the Clearing FCM associated with the purchase and sale of CERFs on the CME. The aggregate transaction fees currently equal $13.20 per CERF for purchases and sales of CERFs expiring in March 2014. The CME may change such fees in the future. Each CERF is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. For the CERF contract expiring in March 2014, the final settlement value is determined on the eleventh business day of March 2014. On a daily basis, market participants with positions in CERFs, other than those participants subject to special margin requirements, such as the Investing Pool, are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the CERF from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

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

Creation and redemption of interests in the Trust, and the corresponding creation and redemption of interests in the Investing Pool, are generally effected through EFRPs. EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the buyer of the futures contract sells the underlying commodity to the seller of the futures contract. In the context of CERFs, the CME permits the execution of EFRPs consisting of simultaneous purchases (sales) of CERFs and sales (purchases) of Shares. This mechanism generally is used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) to the Trust in return for Shares. The Trust will simultaneously contribute to the Investing Pool the CERFs (and any cash or Short-Term Securities) received from an Authorized Participant in return for an increase in its Investing Pool Interests.

If an EFRP is executed in connection with the redemption of one or more Baskets, an Authorized Participant will transfer to the Trust the interests being redeemed and the Trust will transfer to an Authorized Participant CERFs, cash or Short-Term Securities. In order to obtain the CERFs and cash or Short-Term Securities to be transferred to an Authorized Participant, the Trust will redeem an equivalent portion of its interest in the Investing Pool Interests. The Trust may include CERFs of different expirations in the creation and redemption of Baskets.

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

More specifically, the rolling of the contracts included in the S&P GSCI™ occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the S&P GSCI™ consists of futures contracts with the nearest expirations. The S&P GSCI™ is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the S&P GSCI™ is adjusted so that 20% of the contracts underlying the S&P GSCI™ held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the S&P GSCI™ composed entirely of contracts with the next nearest expirations. See “Contract Daily Return.”

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

Composition of the S&P GSCI™

Currently, in order to be included in the S&P GSCI™, a contract must satisfy the following eligibility criteria:

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

d)	be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility,” that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development;

c)	makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

d)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

e)	accepts bids and offers from multiple participants or price providers; and

f)	is accessible by a sufficiently broad range of participants.

3)	The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price,” generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, however, the Index Sponsor, in consultation with the Index Committee, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

4)	At and after the time a contract is included in the S&P GSCI™, the daily contract reference price for that contract must be published between 10:00 a.m. and 4:00 p.m. (New York time) on each Business Day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five-month period.

5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

6)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity that is not represented in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $15 billion. The “total dollar value traded” is the dollar value of the total quantity of the commodity underlying transactions in the relevant contract and any related contract over the period for which the calculation is made, based on the average of the daily contract reference prices on the last day of each month during the period.

7)	A contract that is already included in the S&P GSCI™ at the time of determination and that is the only contract on the relevant commodity included in the S&P GSCI™ must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $5 billion and at least $10 billion during at least one of the three most recent annual periods used in making the determination.

8)	A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

9)	A contract that is already included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to continue to be included in the S&P GSCI™ after that time, have an annualized total dollar value traded over the relevant period of at least $10 billion and at least $20 billion during at least one of the three most recent annual periods used in making the determination.

10)	A contract that is:

a)	already included in the S&P GSCI™ at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the S&P GSCI™ at a given time. This figure is determined by dividing (A) the product of the contract production weight of each contract, or “CPW,” and the average of its daily contract reference prices on the last day of each month during the relevant period, by (B) the sum of the products in (A) for all contracts included in the S&P GSCI™. The CPW of a contract is part of its weight in the S&P GSCI™; and

b)	not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

a)	Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level; and

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

The futures contracts currently included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded as of January 31, 2012 are as follows:

Commodity	Dollar Weight January 31, 2012	Ticker(1)	Trading Facility
Crude Oil	31.51%	CL	NYM /ICE
Brent Crude Oil	18.18%	LCO	ICE - UK
Gas Oil	8.05%	LGO	ICE -UK
Heating Oil	5.15%	HO	NYM
Unleaded Gas	5.03%	RB	NYM
Corn	4.47%	C	CBT
Copper	3.36%	MCU	LME
Gold	3.15%	GC	CMX
Wheat	2.86%	W	CBT
Live Cattle	2.81%	LC	CME
Soybeans	2.27%	S	CBT
Aluminum	2.23%	MAL	LME
Sugar	1.92%	SB	ICE - US
Natural Gas	1.71%	NG	NYM /ICE
Lean Hogs	1.53%	LH	CME
Cotton	1.18%	CT	ICE - US
Coffee	0.88%	KC	ICE - US
Kansas Wheat	0.85%	KW	KBT
Nickel	0.66%	MNI	LME
Zinc	0.55%	MZN	LME
Silver	0.52%	SI	CMX
Feeder Cattle	0.50%	FC	CME
Lead	0.41%	MPB	LME
Cocoa	0.22%	CC	ICE - US

(1)	Tickers are Reuters RIC Codes.
*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

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

The following chart shows the performance of the Trust versus the Index for the year ended December 31, 2011:

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

A number of bills have been introduced in the U.S. Congress in response to high energy and commodity prices. These bills generally target perceived excessive speculation in commodities and commodity indices, including by institutional "index funds," on regulated futures markets and in the over-the-counter ("OTC") derivatives markets. These bills include a broad range of measures intended to limit speculation, including possible increases in the margin levels required for regulated futures contracts; imposing, or tightening existing, speculative position limits applicable to regulated futures and over-the-counter derivatives positions; transferring from U.S. futures exchanges to the CFTC the authority to establish certain speculative position limits; imposing aggregate speculative position limits across regulated futures, over-the-counter positions and certain contracts traded on non-U.S. exchanges; eliminating or narrowing existing exemptions from speculative position limits; restricting the access of certain classes of investors to futures markets and over-the-counter derivatives markets; and imposing additional reporting requirements on market participants, such as the Investing Pool.

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

On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a designated contract market ("DCM"), including CERFs listed on the CME, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated.

Generally, the Investing Pool’s transactions in CERFs have been executed through block or “exchange for related positions” transactions that are not executed through the CME’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of CERFs, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

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

Risk Factors Relating to CERFs and the S&P GSCI-ER

The trading of various CERFs—the sole futures contracts traded by the Investing Pool—presents risks unrelated to the S&P GSCI-ER that could adversely affect the value of your Shares.

The impact of the following considerations may be heightened because of the concentration of the Investing Pool’s assets in CERFs. The Investing Pool will not be able to avoid these risks by diversifying into other assets or contracts.

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. CERFs have a limited trading history. Until February 2011, only one CERF contract was held by the Investing Pool. That CERF, first listed in March 2006, expired in March 2011. In October 2010 the CME listed a new CERF with an expiration of March 2014. The Investing Pool began purchasing the CERF expiring in March 2014 in February 2011. The Investing Pool has completed its “roll” of the CERFs which expired in March 2011 into CERFs that expire in March 2014. There can be no assurance as to the size or liquidity of the market for CERFs. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to create or redeem Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (especially as there are expected to be only a limited number of participants in the market for CERFs), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs, as they historically have been. As of December 31, 2011, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions. The longer duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of each CERF contract, as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

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

It is also possible that the value of CERFs could be affected by factors that do not directly affect the current or implied forward level of the S&P GSCI-ER, such as the activities of market participants in trading CERFs, or in trading other instruments indexed to the S&P GSCI-ER, as well as supply and demand in the market for such. Actions by the CME with respect to CERFs, such as the imposition of trading or price limits or a suspension of trading in response to volatile market activity or other causes, and systems or communications failures could also cause the value of the CERFs to diverge from the level of the S&P GSCI-ER.

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

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value. A number of modifications to the methodology for determining the contracts to be included in the S&P GSCI-ER, and for valuing the S&P GSCI-ER, have been made in the past several years, and further modifications may be made. Such changes could adversely affect the value of your Shares. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “The Index and the S&P GSCI-ER.”

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

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Investing Pool’s assets. The trading price of Shares will fluctuate in accordance with changes in the NAV, intraday changes in the value of the CERFs and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the CME, on which CERFs trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the CERFs trading on the CME and for the underlying commodities in the S&P GSCI-ER will be reduced whenever the principal markets for those contracts are closed (normally 4:00 p.m. to 5:00 p.m. (Chicago time), for the CERFs). As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

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

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 10,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 70,000 contracts until May 31, 2012. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then-applicable position limit. The Investing Pool may also be required to liquidate any existing contracts in excess of the then-applicable position limits or take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, future legislative or regulatory action (including regulatory action pursuant to the requirements of the Dodd-Frank Act) may impose new limitations on the size of positions that the Investing Pool may take in CERFs, or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM or other market participants, adversely affecting the liquidity and price of CERFs and the underlying futures. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as the exemption applicable to the Investing Pool’s position in CERFs, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in CERFs permitted to be held by the Investing Pool could be significantly reduced in size, which could in turn require the Investing Pool to liquidate some or all of its positions in CERFs. Any such reduction could affect the liquidity of CERFs and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares. You will have only the limited rights described under “Description of the Shares, the Trust Agreement and the Investing Pool Agreement”.

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

While the Sponsor believes that it has all the intellectual property rights needed to operate the Trust and the Investing Pool in the manner described in this annual report, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust, the Investing Pool or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust, the Investing Pool and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the Investing Pool or the suspension of activities or dissolution of the Trust or the Investing Pool.

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

As described elsewhere in this annual report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust and the Investing Pool, the Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable monthly in arrears. The allocation received by the Manager from the Investing Pool may be higher than the amount the Investing Pool would negotiate with an unaffiliated third party manager on an arms-length basis.

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

Item  4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol “GSG.” Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2011 and 2010, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2011		2010
	High	Low	High	Low
First Quarter	$37.85	$33.35	$33.27	$28.61
Second Quarter	$39.34	$33.05	$32.61	$26.53
Third Quarter	$36.06	$30.19	$30.51	$27.06
Fourth Quarter	$34.27	$29.75	$34.10	$30.20

The number of Shareholders of record of the registrant as of January 31, 2012 was approximately 47,290.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2011 and 2010. The Trust has no obligation to make periodic distributions to Shareholders.

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

c) 1,900,000 Shares (38 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2011.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/11 to 10/31/11	1,550,000	$31.22
11/01/11 to 11/30/11	—	—
12/01/11 to 12/31/11	350,000	33.25

Total	1,900,000	31.59

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2011, 2010, 2009, 2008 and 2007)

(Dollar amounts in $000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31,
	2011	2010	2009	2008	2007
Total assets	$1,313,292	$1,799,880	$1,759,350	$466,237	$458,195
Total gain (loss) on sales of investments and futures contracts	$166,006	$(102,880)	$(9,555)	$16,571	$(3,642)
Net gain (loss)	$(37,704)	$118,572	$202,619	$(375,172)	$90,434
Weighted-average Shares outstanding	46,673,836	53,999,863	41,228,356	12,680,191	6,266,301
Net gain (loss) per Share	$(0.81)	$2.20	$4.91	$(29.59)	$14.43
Net cash flows	$—	$—	$—	$—	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	December 31,
	2011	2010		2009		2008		2007
Total assets	$1,314,700	$1,801,008		$1,769,161		$466,518		$458,503
Total gain (loss) on sales of investments and futures contracts	$166,007	$(102,881)		$(9,555)		$16,572		$(3,643)
Net gain (loss)	$(37,705)	$118,573		$202,621		$(375,184)		$90,440
Net cash flows	$(1,568)	$1,461	*	$(1,260	)*	$1,042	*	$335	*

*	Prior year’s amounts have been reclassified to conform with current financial statement presentation.

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

Introduction

As described in Part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2011 (the Trust’s most recent fiscal year-end), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $1,313,291,939 at December 31, 2011. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 39,750,000 Shares at December 31, 2011.

The following chart shows the daily valuation of CERFs for the period from June 30, 2006 to December 31, 2011:

Results of Operations

The Year Ended December 31, 2011

Net Asset Value of the Trust

The Trust’s net asset value decreased from $1,799,879,995 at December 31, 2010 to $1,313,291,939 at December 31, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 52,700,000 at December 31, 2010 to 39,750,000 at December 31, 2011 due to 2,600,000 Shares (52 Baskets) being created and 15,550,000 Shares (311 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a decrease in the price of the March 2014 CERFs from the average purchase price of $501.91 to $474.80 at December 31, 2011, a 5.40% decrease.

This decrease in the Trust’s net asset value was partially offset when in February 2011, the Investing Pool began trading in CERFs expiring in March 2014 in connection with the rolling process from CERFs expiring in March 2011. The March 2011 CERFs increased in price from $480.40 at December 31, 2010 to a final sale price of $510.80 in February 2011, a 6.33% increase. For the year ended December 31, 2011, the Trust had a net realized gain on futures contracts of $165,820,763 and brokerage commissions and fees of $761,166 allocated from the Investing Pool primarily in connection with the rolling process.

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

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2011 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs and cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2011, interest income was $1,649,867, while the fixed fee totaled $12,186,111. For the year ended December 31, 2010, interest income was $1,971,686, while the fixed fee totaled $12,260,196. For the year ended December 31, 2009, interest income was $2,377,320, while the fixed fee totaled $9,015,519. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investing Pool. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of December 31, 2011, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME Clearing House, which serves as the counterparty to each CERF position, and of a default by the Clearing FCM. In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any Short-Term Securities posted as margin. See also “Risk Factors—Risk Factors Related to CERFs and the S&P GSCI-ER—The Investing Pool’s Clearing FCM or the CME Clearing House could fail, which could expose the Investing Pool greater risk.”

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and the Investing Pool have no loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the benefit, or on behalf, of the Trust and the Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2011, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	27,601
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.69
Notional Amount (Fair Value):	$1,310,495,480

The notional amount is calculated using the settlement price for the CERFs expiring in March 2014 on the CME on December 31, 2011, which was $474.80 per contract, and the $100 multiplier applicable under the contract terms.

In February 2011, the Investing Pool completed the rolling process from CERFs expiring in March 2011 to CERFs expiring in March 2014.

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

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$742	$589	$262	$57	$1,650

Total investment income	742	589	262	57	1,650

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,511	3,392	2,789	2,493	12,186
Brokerage commissions and fees	755	3	1	1	761

Total expenses	4,267	3,395	2,790	2,495	12,947

Net investment loss	(3,525)	(2,807)	(2,528)	(2,438)	(11,297)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	20	138	25	2	185
Net realized gain (loss) on futures contracts	176,380	4,717	(7,899)	(7,377)	165,821
Net change in unrealized appreciation/depreciation on futures contracts	13,828	(176,183)	(149,212)	119,154	(192,413)

Net realized and unrealized gain (loss)	190,229	(171,329)	(157,086)	111,779	(26,407)

Net gain (loss)	$186,704	$(174,135)	$(159,614)	$109,341	$(37,704)

Net gain (loss) per Share	$3.47	$(3.52)	$(5.10)	$2.72	$(0.81)
Weighted-average Shares outstanding	53,761,111	49,417,033	31,321,196	40,201,667	46,673,836

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income
Interest	$742	$589	$262	$57	$1,650

Total investment income	742	589	262	57	1,650

Expenses
Management fee	3,511	3,392	2,789	2,493	12,186
Brokerage commissions and fees	755	3	1	1	761

Total expenses	4,267	3,395	2,791	2,495	12,947

Net investment loss	(3,525)	(2,807)	(2,528)	(2,438)	(11,297)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	20	138	25	2	185
Net realized gain (loss) on futures contracts	176,382	4,717	(7,899)	(7,377)	165,822
Net change in unrealized appreciation/depreciation on futures contracts	13,829	(176,185)	(149,213)	119,155	(192,415)

Net realized and unrealized gain (loss)	190,231	(171,331)	(157,088)	111,780	(26,408)

Net gain (loss)	$186,706	$(174,137)	$(159,616)	$109,342	$(37,705)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$247	$528	$580	$616	$1,972

Total investment income	247	528	580	616	1,972

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,164	3,033	2,955	3,107	12,260
Brokerage commissions and fees	—	0	—	0	1

Total expenses	3,164	3,034	2,955	3,107	12,261

Net investment loss	(2,917)	(2,505)	(2,376)	(2,491)	(10,289)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(0)	0	1	2	3
Net realized gain on futures contracts	—	(33,096)	(45,447)	(24,340)	(102,883)
Net change in unrealized appreciation/depreciation on futures contracts	(17,020)	(155,459)	166,465	237,755	231,741

Net realized and unrealized gain (loss)	(17,020)	(188,555)	121,019	213,417	128,861

Net gain (loss)	$(19,938)	$(191,060)	$118,643	$210,926	$118,572

Net gain (loss) per Share	$(0.36)	$(3.51)	$2.20	$4.12	$2.20
Weighted-average Shares outstanding	55,550,000	54,365,761	53,824,457	51,162,500	53,999,863

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
	Three Months Ended (Unaudited)				Year Ended December 31, 2010
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Investment Income
Interest	$247	$528	$580	$616	$1,972

Total investment income	247	528	580	616	1,972

Expenses
Management fee	3,164	3,033	2,955	3,107	12,260
Brokerage commissions and fees	—	0	—	0	1

Total expenses	3,164	3,034	2,955	3,107	12,261

Net investment loss	(2,917)	(2,505)	(2,376)	(2,491)	(10,289)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(0)	0	1	2	3
Net realized loss on futures contracts	—	(33,096)	(45,448)	(24,341)	(102,884)
Net change in unrealized appreciation/depreciation on futures contracts	(17,020)	(155,461)	166,466	237,758	231,743

Net realized and unrealized gain (loss)	(17,021)	(188,556)	121,020	213,419	128,862

Net gain (loss)	$(19,938)	$(191,062)	$118,645	$210,928	$118,573

*	Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2011.

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

The principal executive officer and principal financial officer of the Sponsor and Manager assessed the effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2011. Their assessment included an evaluation of the design of the Trust’s and Investing Pool’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s and Manager’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor and Manager conclude that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2011.

The effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2011 and 2010 were:

	2011	2010
Audit fees	$86,499	$86,499
Audit-related fees	—	—
Tax fees	519,176	833,451
All other fees	—	—

	$605,675	$919,950

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2011 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 29, 2012

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At December 31, 2011 and 2010

	December 31,
	2011	2010
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,313,291,939	$1,799,879,995

Total Assets	$1,313,291,939	$1,799,879,995

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 39,750,000 issued and outstanding at December 31, 2011 and 52,700,000 issued and outstanding at December 31, 2010	1,313,291,939	1,799,879,995

Total Shareholders’ Capital	1,313,291,939	1,799,879,995

Total Liabilities and Shareholders’ Capital	$1,313,291,939	$1,799,879,995

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$1,649,850	$1,971,668	$2,377,285

Total investment income	1,649,850	1,971,668	2,377,285

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	12,185,979	12,260,081	9,015,411
Brokerage commissions and fees	761,166	549	2,173

Total expenses	12,947,145	12,260,630	9,017,584

Net investment loss	(11,297,295)	(10,288,962)	(6,640,299)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	184,876	3,317	192,935
Net realized gain (loss) on futures contracts	165,820,763	(102,883,332)	(9,748,137)
Net change in unrealized appreciation/depreciation on futures contracts	(192,412,661)	231,740,632	218,814,394

Net realized and unrealized gain (loss)	(26,407,022)	128,860,617	209,259,192

Net gain (loss)	$(37,704,317)	$118,571,655	$202,618,893

Net gain (loss) per Share	$(0.81)	$2.20	$4.91
Weighted-average Shares outstanding	46,673,836	53,999,863	41,228,356

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
Shareholders’ Capital, Beginning of Period	$1,799,879,995	$1,759,350,446	$466,237,257
Contributions	90,651,034	249,730,155	1,141,869,162
Redemptions	(539,534,773)	(327,772,261)	(51,374,866)
Net investment loss	(11,297,295)	(10,288,962)	(6,640,299)
Net realized gain on short-term investments	184,876	3,317	192,935
Net realized gain (loss) on futures contracts	165,820,763	(102,883,332)	(9,748,137)
Net change in unrealized appreciation/ depreciation on futures contracts	(192,412,661)	231,740,632	218,814,394

Shareholders’ Capital, End of Period	$1,313,291,939	$1,799,879,995	$1,759,350,446

Net Asset Value per Share, End of Period	$33.04	$34.15	$31.67

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net gain (loss)	$(37,704,317)	$118,571,655	$202,618,893
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
(Increase) Decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	486,588,056	(40,529,549)	(1,293,113,189)

Net cash provided by (used in) operating activities	448,883,739	78,042,106	(1,090,494,296)

Cash Flows from Financing Activities
Contributions	90,651,034	249,730,155	1,141,869,162
Redemptions	(539,534,773)	(327,772,261)	(51,374,866)

Net cash provided by (used in) financing activities	(448,883,739)	(78,042,106)	1,090,494,296

Net increase in cash and cash equivalents	—	—	—

Cash and Cash Equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2011

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

Notes to Financial Statements (Continued)

December 31, 2011

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At December 31, 2011, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s equity investment in the Investing Pool and (2) any other assets of the Trust, as of 4:00 p.m. (New York time) that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding or deemed to be outstanding at 4:00 p.m. (New York time) that day. The NAV is calculated each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after 4:00 p.m. (New York time).

E.	Distributions

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

F.	Recent Accounting Standard

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The adoption of the additional disclosure requirements is not expected to materially impact the Trust’s financial statements and disclosures.

In December 2011, the FASB issued guidance to enhance current disclosure requirements on offsetting of certain assets and liabilities and enable financial statement users to compare financial statements prepared under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosures are required for investments and derivative financial instruments subject to master netting agreements or similar agreements and require an entity to disclose both gross and net information about such investments and transactions eligible for offset in the statement of assets and liabilities. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The guidance is effective for financial statements for fiscal years beginning after January 1, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements and disclosures.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2011

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

On December 31, 2011, the Trust had 39,750,000 Shares outstanding.

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

December 31, 2011

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2011, 2010 and 2009. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

	Years Ended December 31,
	2011		2010	2009
Net asset value per Share, beginning of period	$34.15		$31.67	$27.51

Net investment loss	(0.24)		(0.19)	(0.16)
Realized and unrealized gain (loss)	(0.87)		2.67	4.32

Net increase (decrease) in net assets from operations	(1.11)		2.48	4.16

Net asset value per Share, end of period	$33.04		$34.15	$31.67

Ratio to average net assets:
Net investment loss	(0.70)%		(0.63)%	(0.55)%
Expenses	0.80	%(a)	0.75%	0.75%
Total return, at net asset value	(3.25)%		7.83%	15.12%

(a)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the year ended December 31, 2011 would have been 0.75%.

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

December 31, 2011

Substantially all of the net assets of the Trust consist of its interests in the Investing Pool, which are measured at fair value. Interests in the Investing Pool are classified as Level 2, as there are no active markets for interests in the Investing Pool, while all significant inputs for the value of the Investing Pool are directly observable to the Trust.

At December 31, 2011 and 2010, the fair value of the Trust’s interests in the Investing Pool equaled $1,313,291,939 and $1,799,879,995, respectively.

Disclosure regarding fair value measurements relating to the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

10 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended December 31, 2011, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Manager and Members of

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Investing Pool maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Investing Pool’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 29, 2012

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At December 31, 2011 and 2010

	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$94,645	$1,662,838
Cash and cash equivalents held at FCM (restricted)	27,248,073	76,335,484
Short-term investments held at FCM (restricted)	1,287,357,438	1,687,824,740
Receivable for variation margin on open futures contracts (Note 9)	—	35,184,200
Interest receivable	60	314

Total Assets	$1,314,700,216	$1,801,007,576

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$552,020	$—
Management fee payable	839,539	1,110,188

Total Liabilities	1,391,559	1,110,188

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	16,718	17,393
Limited member	1,313,291,939	1,799,879,995

Total Members’ Equity	1,313,308,657	1,799,897,388

Total Liabilities and Members’ Equity	$1,314,700,216	$1,801,007,576

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
Investment Income
Interest	$1,649,867	$1,971,686	$2,377,320

Total investment income	1,649,867	1,971,686	2,377,320

Expenses
Management fee	12,186,111	12,260,196	9,015,519
Brokerage commissions and fees	761,166	549	2,173

Total expenses	12,947,277	12,260,745	9,017,692

Net investment loss	(11,297,410)	(10,289,059)	(6,640,372)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	184,878	3,317	192,938
Net realized gain (loss) on futures contracts	165,822,260	(102,884,326)	(9,748,296)
Net change in unrealized appreciation/depreciation on futures contracts	(192,414,720)	231,742,984	218,816,737

Net realized and unrealized gain (loss)	(26,407,582)	128,861,975	209,261,379

Net gain (loss)	$(37,704,992)	$118,572,916	$202,621,007

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the years ended December 31, 2011, 2010 and 2009

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	90,651,034	90,651,034
Redemptions	—	(539,534,773)	(539,534,773)
Net investment loss	(115)	(11,297,295)	(11,297,410)
Net realized gain on short-term investments	2	184,876	184,878
Net realized gain on futures contracts	1,497	165,820,763	165,822,260
Net change in unrealized appreciation/depreciation on futures contracts	(2,059)	(192,412,661)	(192,414,720)

Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	249,730,155	249,730,155
Redemptions	—	(327,772,261)	(327,772,261)
Net investment income (loss)	(97)	(10,288,962)	(10,289,059)
Net realized gain on short-term investments	—	3,317	3,317
Net realized gain (loss) on futures contracts	(994)	(102,883,332)	(102,884,326)
Net change in unrealized appreciation/ depreciation on futures contracts	2,352	231,740,632	231,742,984

Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2008	$14,018	$466,237,257	$466,251,275
Contributions	—	1,141,869,162	1,141,869,162
Redemptions	—	(51,374,866)	(51,374,866)
Net investment loss	(73)	(6,640,299)	(6,640,372)
Net realized gain on short-term investments	3	192,935	192,938
Net realized loss on futures contracts	(159)	(9,748,137)	(9,748,296)
Net change in unrealized appreciation/ depreciation on futures contracts	2,343	218,814,394	218,816,737

Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net gain (loss)	$(37,704,992)	$118,572,916	$202,621,007
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchases of short-term investments	(5,987,702,482)	(6,498,387,354)	(5,157,394,236)
Sales/maturities of short-term investments	6,389,945,318	6,534,781,614	3,857,121,324
Accretion of discount	(1,590,656)	(1,875,094)	(2,296,706)
Net realized gain on short-term investments	(184,878)	(3,317)	(192,938)
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	49,087,411	(29,717,081)	(18,717,782)
Receivable for variation margin on open futures contracts	35,184,200	(35,184,200)	17,576,900
Interest receivable	254	(234)	1,275
Payable for variation margin on open futures contracts	552,020	(8,708,040)	8,708,040
Management fee payable	(270,649)	23,968	819,309

Net cash provided by (used in) operating activities	447,315,546	79,503,178	(1,091,753,807)

Cash Flows from Financing Activities
Contributions	90,651,034	249,730,155	1,141,869,162
Redemptions	(539,534,773)	(327,772,261)	(51,374,866)

Net cash provided by (used in) financing activities	(448,883,739)	(78,042,106)	1,090,494,296

Net increase (decrease) in cash and cash equivalents	(1,568,193)	1,461,072	(1,259,511)

Cash and Cash Equivalents
Beginning of period	1,662,838	201,766	1,461,277

End of period	$94,645	$1,662,838	$201,766

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

At December 31, 2011

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$288,446,000	0.00% due 2/16/12	$288,446,000
294,000,000	0.00%(a) - 0.04% due 4/05/12	293,983,069
315,000,000	0.01% due 5/24/12	314,987,400
390,000,000	0.03% - 0.04% due 6/07/12	389,940,969

	Total United States Treasury Bills - 98.02%(b)	$1,287,357,438

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on members’ equity.

•	As of December 31, 2011, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
27,601	March 2014	$1,310,495,480	$(73,861,629)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

At December 31, 2011

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

At December 31, 2011

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

As of December 31, 2011 and December 31, 2010, the Investing Pool had cash and cash equivalents held at its clearing FCM of $27,248,073 and $76,335,484, respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of December 31, 2011 and December 31, 2010, the Investing Pool had short-term investments held at its clearing FCM of $1,287,357,438 and $1,687,824,740, respectively, which were posted as margin to collateralize its CERF positions.

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

The net asset value of the Investing Pool on any given day is obtained by subtracting the Investing Pool’s accrued expenses and other liabilities on that day from the value of the assets of the Investing Pool, calculated as of 4:00 p.m. (New York time) on each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after that time.

H.	Recent Accounting Standard

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance to improve disclosure about fair value measurements which will require the following disclosures for fair value measurements categorized as Level 3: quantitative information about the unobservable inputs and assumptions used in the fair value measurement, a description of the valuation policies and procedures and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the amounts and reasons for all transfers in and out of Level 1 and Level 2 will be required to be disclosed. The amended guidance is effective for financial statements for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. The adoption of the additional disclosure requirements is not expected to materially impact the Investing Pool’s financial statements and disclosures.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

At December 31, 2011

In December 2011, the FASB issued guidance to enhance current disclosure requirements on offsetting of certain assets and liabilities and enable financial statement users to compare financial statements prepared under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosures are required for investments and derivative financial instruments subject to master netting agreements or similar agreements and require an entity to disclose both gross and net information about such investments and transactions eligible for offset in the statement of assets and liabilities. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The guidance is effective for financial statements for fiscal years beginning after January 1, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Investing Pool’s financial statements and disclosures.

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

Notes to Financial Statements (Continued)

At December 31, 2011

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the years ended December 31, 2011, 2010 and 2009. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

	Years Ended December 31,
	2011		2010	2009
Ratio to average net assets:
Net investment loss	(0.70)%		(0.63)%	(0.55)%
Expenses	0.80	%(a)	0.75%	0.74%
Total return	(3.88)%		7.54%	14.61%

(a)	The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the year ended December 31, 2011 would have been 0.75%.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the years ended December 31, 2011 and 2010, the average month-end notional amount of open CERFs were $1,634,239,228 and $1,637,577,662, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of December 31, 2011 and December 31, 2010:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$552,020

December 31, 2010
Commodity contracts	Receivable for variation margin on open futures contracts	$35,184,200	Payable for variation margin on open futures contracts	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

At December 31, 2011

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2011 and 2010 and 2009:

December 31, 2011	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation / Depreciation
Commodity contracts	Net realized gain (loss) on futures contracts	$165,822,260	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(192,414,720)

December 31, 2010
Commodity contracts	Net realized gain (loss) on futures contracts	$(102,884,326)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	231,742,984

December 31, 2009
Commodity contracts	Net realized gain (loss) on futures contracts	$(9,748,296)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	218,816,737

10 – Investment Valuation

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

Investments in CERFs are measured at fair value using CME settlement prices for CERFs. CERFs are classified as Level 1 investments, as CME settlement prices are quoted prices for identical assets in active markets. At December 31, 2011 and 2010, the fair value of CERFs equaled $1,310,495,480 and $1,798,137,200, respectively.

The terms of the CERFs require the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position is established, thereby making those positions unleveraged. This margin collateral, in the form of short-term investments in U.S. Treasury bills, is valued at fair value. U.S. Treasury bills are classified as Level 2 investments, as these trade in markets that are not considered active, but whose values are based on inputs such as quoted market prices, dealer quotations or valuations provided by alternative pricing sources that are supported by observable inputs. At December 31, 2011 and 2010, the fair value of short-term investments equaled $1,287,357,438 and $1,687,824,740, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended December 31, 2011, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

BlackRock Asset Management International Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (co-registrant)

/s/ Michael A. Latham
Michael A. Latham
President and Chief Executive Officer
(Principal executive officer)

Date: February 29, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 29, 2012

*	The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.