Form 10-Q
period 2012-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2012-05-10
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,426,150,860	$1,313,291,939

Total Assets	$1,426,150,860	$1,313,291,939

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 40,750,000 issued and outstanding at March 31, 2012 and 39,750,000 issued and outstanding at December 31, 2011	1,426,150,860	1,313,291,939

Total Shareholders’ Capital	1,426,150,860	1,313,291,939

Total Liabilities and Shareholders’ Capital	$1,426,150,860	$1,313,291,939

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$99,095	$741,983

Total investment income	99,095	741,983

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,587,555	3,511,304
Brokerage commissions and fees	—	755,424

Total expenses	2,587,555	4,266,728

Net investment loss	(2,488,460)	(3,524,745)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(2,842)	20,359
Net realized gain on futures contracts	—	176,379,903
Net change in unrealized appreciation/depreciation on futures contracts	79,398,527	13,828,490

Net realized and unrealized gain	79,395,685	190,228,752

Net gain	$76,907,225	$186,704,007

Net gain per Share	$1.92	$3.47
Weighted-average Shares outstanding	40,011,538	53,761,111

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the three months ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Shareholders’ Capital, Beginning of Period	$1,313,291,939	$1,799,879,995
Contributions	35,951,696	90,651,034
Redemptions	—	(539,534,773)
Net investment loss	(2,488,460)	(11,297,295)
Net realized gain (loss) on short-term investments	(2,842)	184,876
Net realized gain on futures contracts	—	165,820,763
Net change in unrealized appreciation/ depreciation on futures contracts	79,398,527	(192,412,661)

Shareholders’ Capital, End of Period	$1,426,150,860	$1,313,291,939

Net Asset Value per Share, End of Period	$35.00	$33.04

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net gain	$76,907,225	$186,704,007
Adjustments to reconcile net gain to net cash used in operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(112,858,921)	(232,410,147)
Increase in payable for capital Shares redeemed	—	1,880,009

Net cash used in operating activities	(35,951,696)	(43,826,131)

Cash Flows from Financing Activities
Contributions	35,951,696	76,373,143
Redemptions	—	(32,547,012)

Net cash provided by financing activities	35,951,696	43,826,131

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

At March 31, 2012

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on February 29, 2012.

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

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2012

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At March 31, 2012, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Valuation

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

The Trust records its investment in the Investing Pool at fair value based on the Trust’s proportionate interest in the net assets of the Investing Pool. Disclosure regarding valuation of the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

D.	Income Taxes

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

E.	Calculation of Net Asset Value

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

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2012

G.	Recent Accounting Standard

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

On March 31, 2012, the Trust had 40,750,000 Shares outstanding.

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

At March 31, 2012

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

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2012 to March 31, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$33.04

Net investment loss	(0.06)
Realized and unrealized gain	2.02

Net increase in net assets from operations	1.96

Net asset value per Share, end of period	$35.00

Ratio to average net assets:
Net investment loss(a)	(0.72)%
Expenses(a)	0.75%

Total return, at net asset value(b)	5.93%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended March 31, 2012, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$345,256	$94,645
Cash and cash equivalents held at FCM (restricted)	—	27,248,073
Short-term investments held at FCM (restricted)	1,439,875,187	1,287,357,438
Receivable for variation margin on open futures contracts (Note 9)	10,746,780	—
Interest receivable	143	60

Total Assets	$1,450,967,366	$1,314,700,216

Liabilities and Members’ Equity
Current Liabilities
Due to FCM	$23,881,732	$—
Payable for variation margin on open futures contracts (Note 9)	—	552,020
Management fee payable	917,065	839,539

Total Liabilities	24,798,797	1,391,559

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	17,709	16,718
Limited member	1,426,150,860	1,313,291,939

Total Members’ Equity	1,426,168,569	1,313,308,657

Total Liabilities and Members’ Equity	$1,450,967,366	$1,314,700,216

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Investment Income
Interest	$99,096	$741,990

Total investment income	99,096	741,990

Expenses
Management fee	2,587,588	3,511,337
Brokerage commissions and fees	—	755,424

Total expenses	2,587,588	4,266,761

Net investment loss	(2,488,492)	(3,524,771)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(2,842)	20,359
Net realized gain on futures contracts	—	176,381,549
Net change in unrealized appreciation/depreciation on futures contracts	79,399,550	13,828,631

Net realized and unrealized gain	79,396,708	190,230,539

Net gain	$76,908,216	$186,705,768

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the three months ended March 31, 2012 (Unaudited)

and the year ended December 31, 2011

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	35,951,696	35,951,696
Net investment loss	(32)	(2,488,460)	(2,488,492)
Net realized loss on short-term investments	—	(2,842)	(2,842)
Net change in unrealized appreciation/ depreciation on futures contracts	1,023	79,398,527	79,399,550

Members’ Equity, March 31, 2012	$17,709	$1,426,150,860	$1,426,168,569

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	90,651,034	90,651,034
Redemptions	—	(539,534,773)	(539,534,773)
Net investment loss	(115)	(11,297,295)	(11,297,410)
Net realized gain on short-term investments	2	184,876	184,878
Net realized gain on futures contracts	1,497	165,820,763	165,822,260
Net change in unrealized appreciation/ depreciation on futures contracts	(2,059)	(192,412,661)	(192,414,720)

Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net gain	$76,908,216	$186,705,768
Adjustments to reconcile net gain to net cash used in operating activities:
Purchases of short-term investments	(470,873,860)	(1,430,876,844)
Sales/maturities of short-term investments	318,442,642	1,146,810,747
Accretion of discount	(89,373)	(715,510)
Net realized (gain) loss on short-term investments	2,842	(20,359)
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	27,248,073	40,276,585
Receivable for variation margin on open futures contracts	(10,746,780)	11,773,000
Interest receivable	(83)	196
Due to FCM	23,881,732	—
Payable for variation margin on open futures contracts	(552,020)	—
Management fee payable	77,526	173,746

Net cash used in operating activities	(35,701,085)	(45,872,671)

Cash Flows from Financing Activities
Contributions	35,951,696	76,373,143
Redemptions	—	(30,667,003)

Net cash provided by financing activities	35,951,696	45,706,140

Net increase (decrease) in cash and cash equivalents	250,611	(166,531)

Cash and Cash Equivalents
Beginning of period	94,645	1,662,838

End of period	$345,256	$1,496,307

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At March 31, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$344,500,000	0.00%(a) - 0.04% due 4/05/12	$344,499,114
623,446,000	0.01% - 0.06% due 5/24/12	623,413,974
472,000,000	0.03% - 0.09% due 6/07/12	471,962,099

	Total United States Treasury bills – 100.96%(b)	$1,439,875,187

(a)	Rounds to less than 0.01%.
(b)	Percentage is based on members’ equity.

•	As of March 31, 2012, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Gain
28,281	March 2014	$1,425,079,590	$5,537,921

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

At March 31, 2012

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

At March 31, 2012

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

As of March 31, 2012 and December 31, 2011, the Investing Pool had cash and cash equivalents held at its clearing FCM of $0 and $27,248,073, respectively, which was posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of March 31, 2012 and December 31, 2011, the Investing Pool had short-term investments held at its clearing FCM of $1,439,875,187 and $1,287,357,438, respectively, which were posted as margin to collateralize its CERF positions.

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

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2012

H.	Recent Accounting Standard

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance current disclosure requirements on offsetting of certain assets and liabilities and enable financial statement users to compare financial statements prepared under U.S. GAAP and International Financial Reporting Standards (IFRS). The new disclosures are required for investments and derivative financial instruments subject to master netting agreements or similar agreements and require an entity to disclose both gross and net information about such investments and transactions eligible for offset in the statement of assets and liabilities. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar agreements. The guidance is effective for financial statements for fiscal years beginning after January 1, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Investing Pool’s financial statements and disclosures.

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

At March 31, 2012

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2012 to March 31, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss(a)	(0.72)%
Expenses(a)	0.75%

Total return(b)	5.82%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2012 and the year ended December 31, 2011, the average month-end notional amount of open CERFs were $1,377,767,140 and $1,634,239,228, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of March 31, 2012 and December 31, 2011:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$10,746,780	Payable for variation margin on open futures contracts	$—

December 31, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$552,020

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2012

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31, 2012	Statements of Operations Location	Realized Gain	Change in Unrealized Appreciation / Depreciation
Commodity contracts	Net realized gain on futures contracts	$—	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	79,399,550

Three Months Ended March 31, 2011
Commodity contracts	Net realized gain on futures contracts	$176,381,549	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	13,828,631

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Investing Pool would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Investing Pool’s policy is to value its investments at fair value.

Investments in CERFs are measured at fair value using the last reported CME settlement price for CERFs.

U.S. Treasury bills are valued at the last available bid price received from independent pricing services. In determining the value of a fixed income investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments, various relationships observed in the market between investments and calculated yield measures.

Various inputs are used in determining the fair value of financial investments. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	–	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3	–	Unobservable inputs that are unobservable for the asset or liability, including the Investing Pool’s assumptions used in determining the fair value of investments.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2012

Fair value pricing could result in a difference between the prices used to calculate the Investing Pool’s net asset value and the prices used by the Investing Pool’s underlying index, which in turn could result in a difference between the Investing Pool’s performance and the performance of the Investing Pool’s underlying index.

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of March 31, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
March 31, 2012
CERFs(a)	$1,425,079,590	$—	$—	$1,425,079,590
U.S. Treasury bills	—	1,439,875,187	—	1,439,875,187

December 31, 2011
CERFs(a)	$1,310,495,480	$—	$—	$1,310,495,480
U.S. Treasury bills	—	1,287,357,438	—	1,287,357,438

(a)	CERFs are shown at the current notional amount.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended March 31, 2012, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest ( “Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). The Investing Pool holds long positions in futures contracts ( “CERFs”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”) listed on the Chicago Mercantile Exchange, (the “CME”), and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool have delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

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

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GSG.”

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the net asset value per Share, or NAV, as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is defined as a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool Administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

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

Results of Operations

The Quarter Ended March 31, 2012

The Trust’s net asset value increased from $1,313,291,939 at December 31, 2011 to $1,426,150,860 at March 31, 2012. The increase in the Trust’s net asset value was primarily due to an increase in the price of CERFs during the quarter from $474.80 at December 31, 2011 to $503.90 at March 31, 2012, a 6.12% increase. The Trust’s net asset value was also affected by an increase in outstanding Shares, which rose from 39,750,000 at December 31, 2011 to 40,750,000 at March 31, 2012 due to 1,000,000 Shares (20 Baskets) being created and no Shares being redeemed during the quarter.

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2012 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of March 31, 2012, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and the Investing Pool have no loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the benefit, or on behalf of the Trust and the Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2012, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	28,281
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.94
Notional Amount (Fair Value):	$1,425,079,590

The notional amount is calculated using the settlement price for the CERFs on the CME on March 31, 2012, which was $503.90 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012, except for the following changes, which were included in the prospectus filed with the Securities and Exchange Commission on April 24, 2012 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended:

The risk factor entitled “Risk Factors Relating to Commodities Markets – Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.” was supplemented with additional language. The risk factor now reads in its entirety as follows:

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

Additionally, the Commission may further lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts) and further restrict position limit exemptions. Any such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and the underlying futures and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. See also “Risk Factors – The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.”

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

Further, the risk factor entitled “Risk Factors Relating to the Trust and the Investing Pool – Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool” has been amended to reflect that the individual position limit for holding CERFs has been increased by the CME from 10,000 contracts to 45,000 and the Investing Pool’s risk management exemption from this position limit (applicable until May 31, 2012) has been increased from 70,000 to 105,000 contracts. This risk factor now reads in its entirety as follows:

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 45,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 105,000 contracts until May 31, 2012. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then-applicable position limit. The Investing Pool may also be required to liquidate any existing contracts in excess of the then-applicable position limits or take other actions with potentially adverse effects on the liquidity or value of the Shares.

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

Any such reduction could affect the liquidity of CERFs and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors – Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors – Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	No redemption of Shares occurred during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007
4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006
4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007
4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007
4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007
10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006
10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purpose of Section 18 of the Security and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: May 10, 2012

/s/ Jack Gee
Jack Gee Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

Date: May 10, 2012

*	The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.