Form 10-Q/A
period 2012-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2012-05-11
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant and co-registrant are shell companies (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (the “Amendment”) amends the Quarterly Report on Form 10-Q for the same period originally filed by the iShares® S&P GSCITM Commodity-Indexed Trust (the “Trust”) and the iShares® S&P GSCITM Commodity-Indexed Investing Pool LLC (together, with the Trust, the “Co-Registrants”) on May 10, 2012 (the “Original Filing”). The sole purpose of the Amendment is to correct Exhibit 32.2 of the Original Filing, which initially included a typographical error incorrectly naming the Chief Financial Officer on the certification included in the exhibit. The original certification on behalf of the Co-Registrants had been manually signed by the correct person, acting in his capacity as Chief Financial Officer, prior to the filing of the Original Filing, but the identity of the Chief Financial Officer was incorrectly included in the language of the certification required pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, included in the Original Filing. Accordingly, the corrected certification is included in this Amendment.

Except as described above, the Amendment does not otherwise modify the information contained in the Original Filing, and the Trust has made no attempt to update such information to reflect changes or events taking place after May 10, 2012.

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