Form 10-Q
period 2012-06-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2012-08-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file numbers: 001-32947 (registrant)

                                                     001-32948 (co-registrant)

iShares® S&P GSCI™ Commodity-Indexed Trust

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

(Rule 140 co-registrant)

(Exact name of registrant as specified in its charter)

51-6573369 (registrant)
Delaware	34-2061331 (co-registrant)
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Numbers)

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

Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,181,472,461	$1,313,291,939

Total Assets	$1,181,472,461	$1,313,291,939

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 38,650,000 issued and outstanding at June 30, 2012 and 39,750,000 issued and outstanding at December 31, 2011	1,181,472,461	1,313,291,939

Total Shareholders’ Capital	1,181,472,461	1,313,291,939

Total Liabilities and Shareholders’ Capital	$1,181,472,461	$1,313,291,939

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$268,312	$588,929	$367,407	$1,330,912

Total investment income	268,312	588,929	367,407	1,330,912

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,402,851	3,392,333	4,990,406	6,903,637
Brokerage commissions and fees	3,630	3,102	3,630	758,526

Total expenses	2,406,481	3,395,435	4,994,036	7,662,163

Net investment loss	(2,138,169)	(2,806,506)	(4,626,629)	(6,331,251)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	1,238	137,698	(1,604)	158,057
Net realized gain (loss) on futures contracts	(9,700,055)	4,716,892	(9,700,055)	181,096,795
Net change in unrealized appreciation/depreciation on futures contracts	(166,781,770)	(176,183,313)	(87,383,243)	(162,354,823)

Net realized and unrealized gain (loss)	(176,480,587)	(171,328,723)	(97,084,902)	18,900,029

Net gain (loss)	$(178,618,756)	$(174,135,229)	$(101,711,531)	$12,568,778

Net gain (loss) per Share	$(4.50)	$(3.52)	$(2.55)	$0.24
Weighted-average Shares outstanding	39,680,769	49,417,033	39,933,516	51,577,072

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the six months ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Shareholders’ Capital, Beginning of Period	$1,313,291,939	$1,799,879,995
Contributions	40,229,595	90,651,034
Redemptions	(70,337,542)	(539,534,773)
Net investment loss	(4,626,629)	(11,297,295)
Net realized gain (loss) on short-term investments	(1,604)	184,876
Net realized gain (loss) on futures contracts	(9,700,055)	165,820,763
Net change in unrealized appreciation/depreciation on futures contracts	(87,383,243)	(192,412,661)

Shareholders’ Capital, End of Period	$1,181,472,461	$1,313,291,939

Net Asset Value per Share, End of Period	$30.57	$33.04

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$(101,711,531)	$12,568,778
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	131,819,478	276,766,507

Net cash provided by operating activities	30,107,947	289,335,285

Cash Flows from Financing Activities
Contributions	40,229,595	76,373,143
Redemptions	(70,337,542)	(365,708,428)

Net cash used in financing activities	(30,107,947)	(289,335,285)

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

At June 30, 2012

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool, which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures (“CERFs”) and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin is required to be posted at the time the CERF position is established.

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

At June 30, 2012

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At June 30, 2012, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2012

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

On June 30, 2012, the Trust had 38,650,000 Shares outstanding.

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

At June 30, 2012

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2012 to June 30, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$33.04

Net investment loss	(0.12)
Realized and unrealized loss	(2.35)

Net decrease in net assets from operations	(2.47)

Net asset value per Share, end of period	$30.57

Ratio to average net assets:
Net investment loss(a)	(0.70)%
Expenses(a)	0.75%

Total return, at net asset value(b)	(7.48)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended June 30, 2012, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At June 30, 2012 (Unaudited) and December 31, 2011

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$4,521,081	$94,645
Cash and cash equivalents held at FCM (restricted)	32,172,208	27,248,073
Short-term investments held at FCM (restricted)	1,083,756,278	1,287,357,438
Receivable for variation margin on open futures contracts (Note 9)	61,741,680	—
Interest receivable	176	60

Total Assets	$1,182,191,423	$1,314,700,216

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$—	$552,020
Management fee payable	703,494	839,539

Total Liabilities	703,494	1,391,559

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	15,468	16,718
Limited member	1,181,472,461	1,313,291,939

Total Members’ Equity	1,181,487,929	1,313,308,657

Total Liabilities and Members’ Equity	$1,182,191,423	$1,314,700,216

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2012 and 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Investment Income
Interest	$268,316	$588,935	$367,412	$1,330,925

Total investment income	268,316	588,935	367,412	1,330,925

Expenses
Management fee	2,402,881	3,392,368	4,990,469	6,903,705
Brokerage commissions and fees	3,630	3,102	3,630	758,526

Total expenses	2,406,511	3,395,470	4,994,099	7,662,231

Net investment loss	(2,138,195)	(2,806,535)	(4,626,687)	(6,331,306)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	1,238	137,699	(1,604)	158,058
Net realized gain (loss) on futures contracts	(9,700,180)	4,716,931	(9,700,180)	181,098,480
Net change in unrealized appreciation/depreciation on futures contracts	(166,783,860)	(176,185,201)	(87,384,310)	(162,356,570)

Net realized and unrealized gain (loss)	(176,482,802)	(171,330,571)	(97,086,094)	18,899,968

Net gain (loss)	$(178,620,997)	$(174,137,106)	$(101,712,781)	$12,568,662

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the six months ended June 30, 2012 (Unaudited)

and the year ended December 31, 2011

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	40,229,595	40,229,595
Redemptions	—	(70,337,542)	(70,337,542)
Net investment loss	(58)	(4,626,629)	(4,626,687)
Net realized loss on short-term investments	—	(1,604)	(1,604)
Net realized loss on futures contracts	(125)	(9,700,055)	(9,700,180)
Net change in unrealized appreciation/depreciation on futures contracts	(1,067)	(87,383,243)	(87,384,310)

Members’ Equity, June 30, 2012	$15,468	$1,181,472,461	$1,181,487,929

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	90,651,034	90,651,034
Redemptions	—	(539,534,773)	(539,534,773)
Net investment loss	(115)	(11,297,295)	(11,297,410)
Net realized gain on short-term investments	2	184,876	184,878
Net realized gain on futures contracts	1,497	165,820,763	165,822,260
Net change in unrealized appreciation/depreciation on futures contracts	(2,059)	(192,412,661)	(192,414,720)

Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2012 and 2011

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$(101,712,781)	$12,568,662
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchases of short-term investments	(1,715,436,239)	(2,317,244,175)
Sales/maturities of short-term investments	1,919,353,524	2,518,381,606
Accretion of discount	(317,729)	(1,291,313)
Net realized (gain) loss on short-term investments	1,604	(158,058)
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	(4,924,135)	27,572,306
Receivable for variation margin on open futures contracts	(61,741,680)	35,184,200
Interest receivable	(116)	287
Payable for variation margin on open futures contracts	(552,020)	12,778,470
Management fee payable	(136,045)	(94,634)

Net cash provided by operating activities	34,534,383	287,697,351

Cash Flows from Financing Activities
Contributions	40,229,595	76,373,143
Redemptions	(70,337,542)	(365,708,428)

Net cash used in financing activities	(30,107,947)	(289,335,285)

Net increase (decrease) in cash and cash equivalents	4,426,436	(1,637,934)

Cash and Cash Equivalents
Beginning of period	94,645	1,662,838

End of period	$4,521,081	$24,904

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At June 30, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$447,446,000	0.09% due 8/23/12	$447,386,713
342,000,000	0.08% due 9/06/12	341,949,080
294,500,000	0.12% due 9/20/12	294,420,485

	Total United States Treasury bills – 91.73%(a)	$1,083,756,278

(a)	Percentage is based on members’ equity.

•	As of June 30, 2012, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
26,728	March 2014	$1,178,170,240	$161,245,939

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

At June 30, 2012

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

At June 30, 2012

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

As of June 30, 2012 and December 31, 2011, the Investing Pool had cash and cash equivalents held at its clearing FCM of $32,172,208 and $27,248,073 respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of June 30, 2012 and December 31, 2011, the Investing Pool had short-term investments held at its clearing FCM of $1,083,756,278 and $1,287,357,438 respectively, which were posted as margin to collateralize its CERF positions.

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

At June 30, 2012

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

At June 30, 2012

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2012 to June 30, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss(a)	(0.70)%
Expenses(a)	0.75%

Total return(b)	(7.68)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2012 and the year ended December 31, 2011, the average month-end notional amount of open CERFs were $1,326,845,056 and $1,634,239,228, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of June 30, 2012 and December 31, 2011:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$61,741,680	Payable for variation margin on open futures contracts	$—

December 31, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$552,020

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2012

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the six months ended June 30, 2012 and 2011:

Six Months Ended June 30, 2012	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation / Depreciation
Commodity contracts	Net realized loss on futures contracts	$(9,700,180)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(87,384,310)

Six Months Ended June 30, 2011
Commodity contracts	Net realized gain on futures contracts	$181,098,480	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(162,356,570)

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

At June 30, 2012

Fair value pricing could result in a difference between the prices used to calculate the Investing Pool’s net asset value and the prices used by the Investing Pool’s underlying index, which in turn could result in a difference between the Investing Pool’s performance and the performance of the Investing Pool’s underlying index.

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of June 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets
U.S. Treasury bills	$—	$1,083,756,278	$—	$1,083,756,278
Liabilities
CERFs(a)	(161,245,939)	—	—	(161,245,939)

December 31, 2011
Assets
U.S. Treasury bills	$—	$1,287,357,438	$—	$1,287,357,438
Liabilities
CERFs(a)	(73,861,629)	—	—	(73,861,629)

(a)	CERFs are valued at unrealized appreciation/depreciation. As of June 30, 2012 and December 31, 2011, current notional amounts of open CERFs were $1,178,170,240 and $1,310,495,480, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended June 30, 2012, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Quarter Ended June 30, 2012

The Trust’s net asset value decreased from $1,426,150,860 at March 31, 2012 to $1,181,472,461 at June 30, 2012. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 40,750,000 at March 31, 2012 to 38,650,000 at June 30, 2012 due to 2,250,000 Shares (45 Baskets) being redeemed and 150,000 Shares (3 Baskets) being created during the quarter. The Trust’s net asset value was also affected by a decline in the price of CERFs during the quarter from $503.90 at March 31, 2012 to $440.80 at June 30, 2012, a 12.52% decrease.

The Six Months Ended June 30, 2012

The Trust’s net asset value decreased from $1,313,291,939 at December 31, 2011 to $1,181,472,461 at June 30, 2012. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 39,750,000 at December 31, 2011 to 38,650,000 at June 30, 2012 due 2,250,000 Shares (45 Baskets) being redeemed and 1,150,000 Shares (23 Baskets) being created during the period. The Trust’s net asset value was also affected by a decline in the price of CERFs during the period from $474.80 at December 31, 2011 to $440.80 at June 30, 2012, a 7.16% decrease.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2012 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of June 30, 2012, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2012, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	26,728
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.13
Current Notional Amount:	$1,178,170,240

The notional amount is calculated using the settlement price for the CERFs on the CME on June 30, 2012, which was $440.80 per contract, and the $100 multiplier applicable under the contract terms.

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

Further, the risk factor entitled “Risk Factors Relating to the Trust and the Investing Pool – Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool” has been amended to reflect that the individual position limit for holding CERFs has been increased by the CME from 10,000 contracts to 45,000 and the Investing Pool’s risk management exemption from this position limit (applicable until June 11, 2013) has been increased from 70,000 to 105,000 contracts. This risk factor now reads in its entirety as follows:

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in CERFs, including the Investing Pool, that typically prohibit any person from holding a position of more than 45,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 105,000 contracts. If the Investing Pool is unable to obtain further exemptions, or if the exemption that the Investing Pool obtained expires, is revoked or modified or cannot be renewed for any reason, then the Trust’s ability to issue new Baskets or reinvest income in additional CERFs may be limited to the extent these activities would cause the Investing Pool to exceed the then-applicable position limit. The Investing Pool may also be required to liquidate any existing contracts in excess of the then-applicable position limits or take other actions with potentially adverse effects on the liquidity or value of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	2,250,000 Shares (45 Baskets) were redeemed during the quarter ended June 30, 2012.

Period	Total Number of Shares Redeemed	Average Price Per Share
4/01/12 to 4/30/12	—	$—
5/01/12 to 5/31/12	1,600,000	31.80
6/01/12 to 6/30/12	650,000	29.94

Total	2,250,000	31.26

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007
4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006
4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007
4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007
4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007
10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006
10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2012

/s/ Jack Gee
Jack Gee Chief Operating Officer and Chief Financial Officer (Principal financial and accounting officer)

Date: August 8, 2012

*	The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.