Form 10-Q
period 2012-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2012-11-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file numbers : 001-32947 (registrant)

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

Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,325,611,094	$1,313,291,939

Total Assets	$1,325,611,094	$1,313,291,939

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) - 38,950,000 issued and outstanding at September 30, 2012 and 39,750,000 issued and outstanding at December 31, 2011	1,325,611,094	1,313,291,939

Total Shareholders’ Capital	1,325,611,094	1,313,291,939

Total Liabilities and Shareholders’ Capital	$1,325,611,094	$1,313,291,939

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$317,614	$262,341	$685,021	$1,593,253

Total investment income	317,614	262,341	685,021	1,593,253

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,440,656	2,789,149	7,431,062	9,692,786
Brokerage commissions and fees	—	1,320	3,630	759,846

Total expenses	2,440,656	2,790,469	7,434,692	10,452,632

Net investment loss	(2,123,042)	(2,528,128)	(6,749,671)	(8,859,379)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	—	25,268	(1,604)	183,325
Net realized gain (loss) on futures contracts	(55,078)	(7,899,285)	(9,755,133)	173,197,510
Net change in unrealized appreciation/depreciation on futures contracts	136,069,574	(149,211,673)	48,686,331	(311,566,496)

Net realized and unrealized gain (loss)	136,014,496	(157,085,690)	38,929,594	(138,185,661)

Net gain (loss)	$133,891,454	$(159,613,818)	$32,179,923	$(147,045,040)

Net gain (loss) per Share	$3.45	$(5.10)	$0.81	$(3.01)
Weighted-average Shares outstanding	38,782,065	31,321,196	39,547,993	48,844,322

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the nine months ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Shareholders’ Capital, Beginning of Period	$1,313,291,939	$1,799,879,995
Contributions	53,845,870	90,651,034
Redemptions	(73,706,638)	(539,534,773)
Net investment loss	(6,749,671)	(11,297,295)
Net realized gain (loss) on short-term investments	(1,604)	184,876
Net realized gain (loss) on futures contracts	(9,755,133)	165,820,763
Net change in unrealized appreciation/ depreciation on futures contracts	48,686,331	(192,412,661)

Shareholders’ Capital, End of Period	$1,325,611,094	$1,313,291,939

Net Asset Value per Share, End of Period	$34.03	$33.04

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$32,179,923	$(147,045,040)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
(Increase) decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(12,319,155)	535,909,342

Net cash provided by operating activities	19,860,768	388,864,302

Cash Flows from Financing Activities
Contributions	53,845,870	90,651,034
Redemptions	(73,706,638)	(479,515,336)

Net cash used in financing activities	(19,860,768)	(388,864,302)

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

At September 30, 2012

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures (“CERFs”) and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin is required to be posted at the time the CERF position is established.

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

At September 30, 2012, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

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

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

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

On September 30, 2012, the Trust had 38,950,000 Shares outstanding.

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

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2012 to September 30, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

Net asset value per Share, beginning of period	$33.04

Net investment loss	(0.17)
Realized and unrealized gain	1.16

Net increase in net assets from operations	0.99

Net asset value per Share, end of period	$34.03

Ratio to average net assets:
Net investment loss(a)	(0.68)%
Expenses(a)	0.75%

Total return, at net asset value(b)	3.00%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Subsequent Events

In connection with the preparation of the financial statements of the Trust as of and for the period ended September 30, 2012, management has evaluated the impact of all subsequent events on the Trust through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At September 30, 2012 (Unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$953,250	$94,645
Cash and cash equivalents held at FCM (restricted)	19,647,647	27,248,073
Short-term investments held at FCM (restricted)	1,296,695,093	1,287,357,438
Receivable for variation margin on open futures contracts (Note 9)	9,156,880	—
Interest receivable	129	60

Total Assets	$1,326,452,999	$1,314,700,216

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$—	$552,020
Management fee payable	824,684	839,539

Total Liabilities	824,684	1,391,559

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	17,221	16,718
Limited member	1,325,611,094	1,313,291,939

Total Members’ Equity	1,325,628,315	1,313,308,657

Total Liabilities and Members’ Equity	$1,326,452,999	$1,314,700,216

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2012 and 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Investment Income
Interest	$317,616	$262,345	$685,028	$1,593,270

Total investment income	317,616	262,345	685,028	1,593,270

Expenses
Management fee	2,440,689	2,789,182	7,431,158	9,692,887
Brokerage commissions and fees	—	1,320	3,630	759,846

Total expenses	2,440,689	2,790,502	7,434,788	10,452,733

Net investment loss	(2,123,073)	(2,528,157)	(6,749,760)	(8,859,463)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	—	25,269	(1,604)	183,327
Net realized gain (loss) on futures contracts	(55,079)	(7,899,380)	(9,755,259)	173,199,100
Net change in unrealized appreciation/depreciation on futures contracts	136,071,359	(149,213,471)	48,687,049	(311,570,041)

Net realized and unrealized gain (loss)	136,016,280	(157,087,582)	38,930,186	(138,187,614)

Net gain (loss)	$133,893,207	$(159,615,739)	$32,180,426	$(147,047,077)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the nine months ended September 30, 2012 (Unaudited)

and the year ended December 31, 2011

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	53,845,870	53,845,870
Redemptions	—	(73,706,638)	(73,706,638)
Net investment loss	(89)	(6,749,671)	(6,749,760)
Net realized loss on short-term investments	—	(1,604)	(1,604)
Net realized loss on futures contracts	(126)	(9,755,133)	(9,755,259)
Net change in unrealized appreciation/ depreciation on futures contracts	718	48,686,331	48,687,049

Members’ Equity, September 30, 2012	$17,221	$1,325,611,094	$1,325,628,315

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	90,651,034	90,651,034
Redemptions	—	(539,534,773)	(539,534,773)
Net investment loss	(115)	(11,297,295)	(11,297,410)
Net realized gain on short-term investments	2	184,876	184,878
Net realized gain on futures contracts	1,497	165,820,763	165,822,260
Net change in unrealized appreciation/ depreciation on futures contracts	(2,059)	(192,412,661)	(192,414,720)

Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities
Net gain (loss)	$32,180,426	$(147,047,077)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchases of short-term investments	(4,144,911,857)	(4,680,371,464)
Sales/maturities of short-term investments	4,136,191,524	5,116,541,500
Accretion of discount	(618,926)	(1,542,504)
Net realized (gain) loss on short-term investments	1,604	(183,327)
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	7,600,426	36,352,741
Receivable for variation margin on open futures contracts	(9,156,880)	35,184,200
Interest receivable	(69)	226
Payable for variation margin on open futures contracts	(552,020)	28,703,070
Management fee payable	(14,855)	(250,472)

Net cash provided by operating activities	20,719,373	387,386,893

Cash Flows from Financing Activities
Contributions	53,845,870	90,651,034
Redemptions	(73,706,638)	(479,515,336)

Net cash used in financing activities	(19,860,768)	(388,864,302)

Net increase (decrease) in cash and cash equivalents	858,605	(1,477,409)

Cash and Cash Equivalents
Beginning of period	94,645	1,662,838

End of period	$953,250	$185,429

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At September 30, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$550,000,000	0.08% - 0.10% due 12/06/12	$549,901,000
259,500,000	0.10% due 12/20/12	259,442,333
487,446,000	0.08% due 12/27/12	487,351,760

	Total United States Treasury bills - 97.82%(a)	$1,296,695,093

(a)	Percentage is based on members’ equity.

•	As of September 30, 2012, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
26,932	March 2014	$1,324,246,440	$25,174,580

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited)

At September 30, 2012

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

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

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

As of September 30, 2012 and December 31, 2011, the Investing Pool had cash and cash equivalents held at its clearing FCM of $19,647,647 and $27,248,073 respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of September 30, 2012 and December 31, 2011, the Investing Pool had short-term investments held at its clearing FCM of $1,296,695,093 and $1,287,357,438 respectively, which were posted as margin to collateralize its CERF positions.

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

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

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

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

7 - Commitments and Contingent Liabilities

In the normal course of business, the Investing Pool may enter into contracts with service providers that contain general indemnification clauses. The Investing Pool’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2012 to September 30, 2012. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss(a)	(0.68)%
Expenses(a)	0.75%

Total return(b)	2.76%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2012 and the year ended December 31, 2011, the average month-end notional amount of open CERFs were $1,332,376,635 and $1,634,239,228, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of September 30, 2012 and December 31, 2011:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$9,156,880	Payable for variation margin on open futures contracts	$—

December 31, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$552,020

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2012 and 2011:

Nine Months Ended September 30, 2012	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation / Depreciation
Commodity contracts	Net realized loss on futures contracts	$(9,755,259)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	48,687,049

Nine Months Ended September 30, 2011
Commodity contracts	Net realized gain on futures contracts	$173,199,100	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(311,570,041)

10 – Investment Valuation

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

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At September 30, 2012

Fair value pricing could result in a difference between the prices used to calculate the Investing Pool’s net asset value and the prices used by the Investing Pool’s underlying index, which in turn could result in a difference between the Investing Pool’s performance and the performance of the Investing Pool’s underlying index.

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total
September 30, 2012
CERFs(a)	$(25,174,580)	$—	$—	$(25,174,580)
U.S. Treasury bills	—	1,296,695,093	—	1,296,695,093

December 31, 2011
CERFs(a)	$(73,861,629)	$—	$—	$(73,861,629)
U.S. Treasury bills	—	1,287,357,438	—	1,287,357,438

(a)	CERFs are valued at unrealized appreciation (depreciation). As of September 30, 2012 and December 31, 2011 current notional amounts of open CERFs were $1,324,246,440 and $1,310,495,480, respectively.

11 - Subsequent Events

In connection with the preparation of the financial statements of the Investing Pool as of and for the period ended September 30, 2012, management has evaluated the impact of all subsequent events on the Investing Pool through the date the financial statements were issued and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

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

Results of Operations

The Quarter Ended September 30, 2012

The Trust’s net asset value increased from $1,181,472,461 at June 30, 2012 to $1,325,611,094 at September 30, 2012. The increase in the Trust’s net asset value was primarily due to an increase in the price of CERFs during the quarter from $440.80 at June 30, 2012 to $491.70 at September 30, 2012, an 11.55% increase. The Trust’s net asset value also benefitted from an increase in outstanding Shares, which rose from 38,650,000 at June 30, 2012 to 38,950,000 at September 30, 2012 due to 400,000 Shares (8 Baskets) being created and 100,000 Shares (2 Baskets) being redeemed during the quarter.

The Nine Months Ended September 30, 2012

The Trust’s net asset value increased from $1,313,291,939 at December 31, 2011 to $1,325,611,094 at September 30, 2012. The increase in the Trust’s net asset value was primarily due to an increase in the price of CERFs during the period from $474.80 at December 31, 2011 to $491.70 at September 30, 2012, a 3.56% increase. The increase in the Trust’s net asset value was offset by a decrease in outstanding Shares, which decreased from 39,750,000 at December 31, 2011 to 38,950,000 at September 30, 2012 due to 1,550,000 Shares (31 Baskets) being created and 2,350,000 Shares (47 Baskets) being redeemed during the period.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2012 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs, cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of September 30, 2012, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2012, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	26,932
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.05
Notional Amount (Fair Value):	$1,324,246,440

The notional amount is calculated using the settlement price for the CERFs on the CME on September 30, 2012, which was $491.70 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012, except for the following changes, which were included in the prospectus filed with the Securities and Exchange Commission on September 13, 2012 pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended:

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

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter (“OTC”) derivatives markets. Some of the measures have not been adopted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act, have been interpreted by the CFTC to require the CFTC to expand its speculative position limits, as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC adopted regulations in October 2011 (the “Position Limits Rules”) that, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “referenced contracts”). The CFTC has stated that it intends to phase-in key provisions of the Position Limits Rules beginning October 12, 2012.

The referenced contracts that will be subject to the Position Limits Rules represent 18 out of the 24 futures contracts included in the S&P GSCI-ER and over 70% of the weight of the S&P GSCI-ER. Consequently, the maximum positions that market participants can hold in the referenced contracts that underlie the S&P GSCI-ER will be limited, which could reduce the liquidity of such referenced contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares.

The Position Limits Rules will also narrow the existing bona fide hedge exemption for referenced contracts. This measure may affect the hedging and investing activities of participants in the markets for the CERFs and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the CERFs and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares.

The CFTC may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts) such as the CERFs) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares.

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME.

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust, the Investing Pool and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,,” including the CERFs listed on the CME, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated.

Generally, the Investing Pool’s transactions in CERFs have been executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the CME’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of CERFs, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

Recently adopted rules regarding the risk management practices of clearing members, (the “FCM Rules”) will become effective on October 1, 2012. The FCM Rules require the Investing Pool’s Clearing FCM to establish risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Investing Pool’s Clearing FCM to reduce its internal limits on the size of the CERF positions it will execute or clear for the Investing Pool, reducing the Investing Pool’s and other market participants’ ability to transact in CERFs, and potentially adversely affecting the price of Shares. In the event that the Investing Pool’s Clearing FCM does reduce its internal limits on the size of CERFs positions, the Investing Pool may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Investing Pool.

Other regulatory measures under the Dodd-Frank Act could increase the costs of the Investing Pool, result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, or affect liquidity in the market for the CERFs or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust. Any such measures could adversely affect the value of your Shares.

The risk factor entitled “Risk Factors Relating to CERFs and the S&P GSCI-ER – Futures contracts (including the CERFs) are not assets with intrinsic value” has been added to explain the inherent risk associated with the nature of futures contracts. The risk factor now reads in its entirety as follows:

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including CERFs) are not assets with intrinsic value, and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Investing Pool’s CERF trades may believe that the price of such CERF will move against the Investing Pool, and the Investing Pool may be at an informational or other disadvantage relative to such market participants.

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

Any such reduction could affect the liquidity of CERFs and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors – Relating to Commodities Markets – Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets – Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	While the current registration statement covering offers and sales of the Shares became effective on August 22, 2012, the prior registration statement expired on July 21, 2012 pursuant to Rule 415(a)(5) under the Securities Act of 1933, as amended (the “Securities Act”). As a result, Shares sold after the date that the previous registration statement expired and before the current registration statement became effective may not have been registered, and may not qualify for an exemption from registration, under the Securities Act. The failure to file a new registration statement before the expiration of the existing registration statement was inadvertent. One creation order was placed and executed on July 26, 2012, when the prior registration statement was no longer effective. Investors who purchased Shares which originally constituted part of the creation order from the Authorized Participant that placed the creation order, Merrill Lynch Professional Clearing Corp., could have rescission rights. Information about this creation order is summarized below:

Date of Execution of Creation Order	Number of Shares	Price Per Share	Aggregate Value of Consideration Received
July 26, 2012	50,000	$32.50	$1,625,000	*

*	The proceeds of the creation order executed on July 26, 2012 consisted of CERFs and cash and/or Short-Term Securities in the Basket Amount. These assets were contributed by the Trust to the Investing Pool.

b)	As described in the Trust’s first registration statement on Form S-1 (No. 333-126810), which was declared effective on July 19, 2006, proceeds received by the Trust from the issuance and sale of Shares to Authorized Participants generally consist of long positions in CERFs and cash (or Short-Term Securities in lieu of cash). Such proceeds are delivered to the Investing Pool in return for interests in the Investing Pool. These assets are held on behalf of the Investing Pool in an account with its clearing futures commission merchant until withdrawn in connection with redemptions of Shares or liquidated to pay expenses and liabilities of the Trust and the Investing Pool not assumed by the Sponsor or the Manager.

c)	100,000 Shares (2 baskets) were redeemed during the quarter ended September 30, 2012.

Periods	Total Number of Shares Redeemed	Average Price Per Share
7/01/12 to 7/31/12	—	$—
8/01/12 to 8/31/12	—	—
9/01/12 to 9/30/12	100,000	33.69

Total	100,000	33.69

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

Date: November 8, 2012

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2012

*

The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.