Form 10-K
period 2012-12-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2013-02-28
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant and Co-Registrant are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the shares held by non-affiliates was approximately $1,176,506,000.

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

The Investing Pool also earns interest on the assets used to collateralize its holdings of CERFs. The interest on the collateral deposited by the Investing Pool as margin, together with the returns from the CERFs, is expected to result in a total return for the Investing Pool that corresponds generally, but is not identical, to the Index (before the payment of expenses and liabilities). Neither the Trust nor the Pool will engage in activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Investing Pool’s Short-Term Securities.

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

Investing Pool Interests have been issued by the Investing Pool only to the Trust and the Manager, and are not expected to be transferred. There will be no active secondary market for Investing Pool Interests.

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

Trust Expenses

The Sponsor is obligated under the Amended and Restated Trust Agreement, dated September 12, 2007 (as amended, the “Trust Agreement”), to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Trust Administrator and the Processing Agent,

(2)	NYSE Arca listing fees,

(3)	printing and mailing costs,

(4)	audit fees,

(5)	tax reporting costs,

(6)	license fees and

(7)	legal expenses up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses.

The Sponsor, BAMII, does not receive a fee in connection with its role as Sponsor. However, BAMII receives an allocation in connection with its role as Manager of the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable by the Investing Pool monthly in arrears. The Manager earned $9,733,635 for the year ended December 31, 2012.

The Sponsor and the Trustee can amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust Agreement.

The Trust bears the costs of any applicable brokerage commissions and similar transaction fees, which are payable by the Investing Pool out of its assets. The Sponsor does not expect such commissions and fees to exceed $10,000 in any year.

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

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time and were suspended from August 24, 2009 to April 26, 2010, because the Trust could not invest the proceeds of new issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME. Shares may be offered only in Baskets of 50,000 Shares. Baskets will be typically issued only in exchange for an amount of CERFs and cash (or, in the discretion of the Sponsor, Short-Term Securities in lieu of cash) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day will have a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount will be valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets generally, as fully described in “Business of the Trust and the Investing Pool – Valuation of CERFs; Computation of Trust’s Net Asset Value”. However, orders received by the Trustee after 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, after the close of trading of CERFs on the CME on such day), will be treated as received on the next following Business Day. The Trustee will notify the Authorized Participants of the Basket Amount on each Business Day.

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

The Trustee has the absolute right to reject any creation order, for reasons including, among others, (1) the related order not being in proper form as described in the Authorized Participant Agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the CERFs impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust, the Investing Pool or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of the law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

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

It is expected that delivery of the CERFs, cash or Short-Term Securities to the redeeming Shareholder will be made against transfer of the Baskets on the next Business Day following the Business Day on which the redemption request is received by the Trustee. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 a.m. (New York time), on the delivery date, the Trustee may cancel the redemption order.

The Trustee has the absolute right to reject any redemption order, for reasons including, among others, (1) the related order not being in proper form as described in the Authorized Participant Agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the CERFs impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust, the Investing Pool or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent.

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

Investing Pool Agreement

The Investing Pool is governed by the “Investing Pool Agreement,” entered into between the Trust and BAMII, as members and BAMII serves as Manager. As Manager, BAMII is responsible for the administration of the Investing Pool.

The Investing Pool has issued Investing Pool Interests only to the Trust and the Manager. Under the terms of the Investing Pool Agreement, neither the Trust nor the Manager may transfer Investing Pool Interests to any other person; provided that the Manager may transfer its Investing Pool Interests to any non-natural person that is an affiliate of BAMII. Each time Shares are created or redeemed, the Trust will contribute to the Investing Pool, or receive a distribution from the Investing Pool, in an amount equivalent to the Basket Amount it receives in connection with such creation or redemption. The Manager made an initial contribution of $25,000 to the Investing Pool.

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

Neither the Manager nor the Trust or any of their respective agents or officers will have personal liability to the Investing Pool or each other for monetary damages for breach of fiduciary duty (if any) or any act or omission performed or omitted by any such person in good faith on behalf of the Investing Pool, except for such person’s gross negligence or willful misconduct. The Investing Pool Agreement provides that, to the extent it has available assets, the Investing Pool will indemnify the Trust, the Manager and the officers, agents and delegates of the Investing Pool, for any loss, damage, claim or expense based on their conduct relating to the Investing Pool, provided that the conduct resulting in the loss, damage, claim or expense did not result from the indemnified parties’ gross negligence, bad faith or willful misconduct.

The Investing Pool Agreement may be amended by the Trust and the Manager. The Investing Pool will be dissolved and its affairs will be wound up upon the first to occur of: (1) the entry of a decree of judicial dissolution under the Delaware Limited Liability Company Act, (2) at any time the Manager determines that dissolving the Investing Pool is desirable, or (3) the termination of the legal existence of the last remaining member of the Investing Pool or the occurrence of any other event that terminates the continued membership of the last remaining member of the Investing Pool in the Investing Pool unless the Investing Pool is continued without dissolution in a manner permitted by the Delaware Limited Liability Company Act.

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

d)	be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

2)	The commodity must be the subject of a contract that:

a)	is denominated in U.S. dollars;

b)	is traded on or through an exchange, facility or other platform, referred to as a “trading facility,” that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development that:

i)	makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

ii)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

iii)	accepts bids and offers from multiple participants or price providers; and

iv)	is accessible by a sufficiently broad range of participants.

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

The futures contracts currently included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded as of January 31, 2013 and are as follows:

Commodity	Dollar Weights January 31, 2013*	Ticker(1)	Trading Facility
Crude Oil	24.31%	CL	NYM / ICE
Brent Crude Oil	22.37%	LCO	ICE - UK
Gas Oil	8.60%	LGO	ICE - UK
Heating Oil	6.19%	HO	NYM
Unleaded Gas	6.05%	RB	NYM
Corn	5.08%	C	CBT
Wheat	3.47%	W	CBT
Copper	3.26%	MCU	LME
Gold	2.88%	GC	CMX
Live Cattle	2.74%	LC	CME
Soybeans	2.71%	S	CBT
Natural Gas	2.22%	NG	NYM / ICE
Aluminum	2.05%	MAL	LME
Lean Hogs	1.55%	LH	CME
Sugar	1.45%	SB	ICE - US
Cotton	0.98%	CT	ICE - US
Kansas Wheat	0.74%	KW	KBT
Coffee	0.58%	KC	ICE - US
Nickel	0.57%	MNI	LME
Zinc	0.54%	MZN	LME
Feeder Cattle	0.50%	FC	CME
Silver	0.48%	SI	CMX
Lead	0.45%	MPB	LME
Cocoa	0.20%	CC	ICE - US

(1)	Tickers are Reuters RIC Codes.
*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

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

Because the price of the Shares depends on the value of the CERFs held by the Investing Pool, the value of the Shares will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been extremely volatile at times during the past several years. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors, and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

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

The following chart shows the performance of the Trust versus the Index for the year ended December 31, 2012:

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

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in March may specify a June expiration. As that contract nears expiration, it may be replaced by selling the June contract and purchasing the contract expiring in September. This process is referred to as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the June contract would take place at a price that is higher than the price at which the September contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the September contract. While many of the contracts included in the S&P GSCI-ER have historically exhibited periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER have historically exhibited characteristics typical of “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity futures contract may also fluctuate between backwardation and contango.

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

In recent years, many bills have been introduced in the U.S. Congress targeting perceived excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter (“OTC”) derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand establish its speculative position limits, as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC adopted regulations in October 2011 (the “Position Limits Rules”) that impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities and economically equivalent swaps, (collectively, “referenced contracts”). The CFTC has stated that it intends to phase-in key provisions of the Position Limits Rules beginning October 12, 2012.

The referenced contracts that will be subject to the Position Limits Rules represent 18 out of the 24 futures contracts included in the S&P GSCI-ER and over 70% of the weight of the S&P GSCI-ER. Consequently the maximum positions that market participants can hold in the referenced securities that underlie the S&P GSCI-ER will be limited, which could reduce the liquidity of such referenced contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined by trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such future contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have adverse effects on the level of the S&P GSCI-ER and the value of your Shares.

The Position Limits Rules also expand the circumstances requiring persons to aggregate referenced contracts that are owned or controlled by such persons. Specifically, the Position Limits Rules will require, a person who holds positions in multiple commodity pools with identical trading strategies to aggregate the pool’s positions in referenced contracts with the other positions in referenced contracts that such person holds or controls. Although CERFs are not among the referenced contracts identified in the Position Limits Rules, the aggregation requirements nonetheless could impair the abilities of some participants in the market for CERFs to hedge their exposure, which could reduce liquidity in such CERFs and other futures contracts and commodities underlying the S&P GSCI-ER, and adversely affect the value of the Shares.

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

The CFTC may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as CERFs) or further restrict position limit exemptions. If any of these actions are taken, such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in CERFs and other underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of CERFs. See also, “Risk Factors Relating to Commodities Markets—The value of the Shares depends on the value of CERFs, which will fluctuate based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses, regardless of the length of time you intend to hold your Shares”.

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional CERF positions due to restrictions on speculative position limits imposed by the CME.

Certain other rules proposed pursuant to the Dodd- Frank Act may also have an impact on the Trust, the Investing Pool and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a “designated contract market” or “DCM”, including the CERFs listed on the CME, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated.

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

Recently adopted rules regarding the risk management practices of clearing members, (the “FCM Rules”) became effective October 1, 2012. The FCM Rules require the Investing Pool’s Clearing FCM to establish risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Investing Pool’s Clearing FCM to reduce its internal limits on the size of the CERF positions it will execute or clear for the Investing Pool, reducing the Investing Pool’s and other market participants’ ability to transact in CERFs, and potentially adversely affecting the price of Shares. In the event that the Investing Pool’s Clearing FCM does reduce its internal limits on the size of CERFs positions, the Investing Pool may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Investing Pool.

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

Substantially all of the assets of the Investing Pool will be allocated to the trading of CERFs, and the Investing Pool will not trade any other futures contracts. CERFs have a limited trading history. Until February 2011, only one CERF contract was held by the Investing Pool. That CERF, first listed in March 2006, expired in March 2011. In October 2010 the CME listed a new CERF with an expiration of March 2014. The Investing Pool began purchasing the CERF expiring in March 2014 in February 2011. The Investing Pool has completed its “roll” of the CERFs which expired in March 2011 into CERFs that expire in March 2014. There can be no assurance as to the size or liquidity of the market for CERFs. Illiquidity of the market for CERFs may adversely affect the price of CERFs, the Trust’s ability to track the Index and the Trust’s ability to create or redeem Shares. There can be no assurance that the Clearing FCM, any Authorized Participants or any other market participant will make a market or otherwise trade in CERFs at any time or continue to do so. Withdrawal from the market of any participants, or reduced participation by those persons (especially as there are expected to be only a limited number of participants in the market for CERFs), may reduce the liquidity of CERFs and, accordingly, adversely affect the Shareholders. These risks may be heightened if the Investing Pool’s CERF positions represent a substantial portion of the long-side open interest in the CERFs, as they historically have been. As of August 21, 2012, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions. The longer duration of the CERFs is also not traditional for futures contracts and may affect their liquidity and trading dynamics, which may in turn adversely affect the Shares. In particular, the rolling of each CERF contract, as it approaches expiration, could exacerbate any adverse impacts of illiquidity in the market.

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

Futures contracts (including the CERFs) are not assets with intrinsic value.

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

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments, through the Investing Pool, in CERFs and the cash or Short-Term Securities used to collateralize the CERF positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the assets used by the Investing Pool to collateralize its CERF positions and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Investing Pool’s assets invested in CERFs versus the portion of the return on the Index contributed by the S&P GSCI-ER, and the payment of expenses and liabilities by the Trust and the Investing Pool.

Because the Trust and the Investing Pool are passive investment vehicles, the value of the Shares may be adversely affected by losses that, if these vehicles had been actively managed, might have been possible to avoid.

The Trustee passively invests substantially all of the Trust’s assets in Investing Pool Interests, and the Advisor will manage the Investing Pool’s assets in a manner that seeks to obtain returns that correspond generally to the performance of the Index, before the payment of expenses and liabilities of the Trust and the Investing Pool. This means that the net asset value of the Investing Pool and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and, therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor will not engage in any activity designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Investing Pool’s Short-Term Securities, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

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

Owners of 75% or more of the Shares have the power to dissolve the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in the performance of the Index through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Moreover, such a dissolution may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

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

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the absolute right to reject any redemption order, for reasons including, among others, (1) the related order not being in proper form as described in the Authorized Participant Agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the CERFs impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust, the Investing Pool or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the Authorized Participant Agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

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

Additionally, future legislative or regulatory action (including regulatory action pursuant to the requirements of the Dodd-Frank Act) may impose new limitations on the size of positions that the Investing Pool may take in CERFs or the CME may reduce its position limits applicable to CERFs and/or impose limitations on the size of positions that may be carried by the Investing Pool’s Clearing FCM or other market participants, adversely affecting the liquidity and price of CERFs and the underlying futures. Such events could force the Investing Pool to sell CERFs, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as the exemption applicable to the Investing Pool’s position in CERFs, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in CERFs permitted to be held by the Investing Pool could be significantly reduced in size, which could in turn require the Investing Pool to liquidate some or all of its positions in CERFs. Any such reduction could affect the liquidity of CERFs and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Exchanges may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its CERF positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

Additionally, as described under “Business of the Trust and the Investing Pool” and “Description of the Shares, the Trust Agreement and the Investing Pool Agreement,” the Sponsor and the Trustee will exercise substantial control over the Trust’s activities, and the Manager will exercise substantial control over the Investing Pool’s activities. Among other things, the Trust Agreement authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Trustee oversight over NAV calculations and the creation and redemption process and gives the Manager the right to liquidate the Investing Pool if it deems such liquidation advisable. The Sponsor and the Trustee may amend the provisions of the Trust Agreement, including in a manner adverse to Shareholders, without Shareholder consent, and the Manager and the Trust may amend the provisions of the Investing Pool Agreement, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

The Trust Agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust Agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the Trust Agreement or any duty or obligation of the Trustee or the Sponsor.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust or the Investing Pool could be substantial and adverse. See also “Risk Factors Relating to Commodity Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares” and “Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.”

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

In addition, BAMII, as Sponsor and Manager, and its affiliates (including the Trustee and the Advisor) will collectively exercise substantial control over the Trust and the Investing Pool. To the extent the interests of BAMII and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust and the Investing Pool. The Trust Agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust Agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the Trust Agreement or any duty or obligation of the Trustee or the Sponsor.

BAMII and its affiliates may also engage in trading activities relating to the CERFs, the components of the Index or the S&P GSCI-ER or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust, the Investing Pool or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of BAMII and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities could be adverse to the interests of the Shareholders. Moreover, BAMII and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by BAMII and its affiliates may affect the level of the S&P GSCI-ER or its components and, therefore, the value of the CERFs and the price of the Shares.

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

Futures contracts that require a person such as the Investing Pool to make an initial deposit of 100% margin and that do not require or permit the payment by that person of additional variation margin are a novel form of futures contract. Consequently, no statutory, judicial or administrative authority addresses the characterization of a CERF owned by the Investing Pool or the U.S. federal income tax consequences of an investment in the CERFs by the Investing Pool. The Investing Pool has received an opinion that, while there is no authority on point, the CERFs held by the Investing Pool will not be treated as regulated futures contracts within the meaning of section 1256 of the United States Internal Revenue Code of 1986, as amended (the “Code”) because the CERFs are not contracts with respect to which the amount required to be deposited and the amount which may be withdrawn depends on a system of marking to market. You should be aware that an opinion is not binding on the IRS or a court. Accordingly, it is possible that the IRS or a court would reach the conclusion that the CERFs should be treated as regulated futures contracts within the meaning of section 1256 of the Code. In that case, the timing, amount, character, holding period or other material aspects of your income, gain, loss or expense from an investment in the Shares could be significantly affected. In particular, you would be taxable on any gain on the CERFs on an annual mark-to-market basis, regardless of the fact that the CERFs have expirations of several years at the time of listing.

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

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on IRS Schedule K-1 with respect to the Shares. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Investors in the Shares should consult their tax advisors in determining how to use the information reported on schedule K-1 to complete their income tax returns. The Trust and the Investing Pool will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the Code or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

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

If the Trust were to fail to qualify as a partnership for U.S. federal income tax purposes, the Trust’s income and items of deduction would not pass through to the Shareholders, the Trust would be required to pay tax at corporate rates on any portion of the Trust’s net income that does not constitute tax-exempt income, and distributions by the Trust to the Trust’s Shareholders would be taxable dividends to the extent of the Trust’s earnings and profits.

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes depends on the application of a number of complex Code provisions, for some of which there is a lack of direct authority. In general, if a partnership is treated as “publicly traded,” as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

If less than 90% of the Trust’s gross income for any tax year constitutes qualifying income, for any reason, other than a failure that is determined to be inadvertent and that is cured within a reasonable time after discovery, or if the Trust is required to register under the Investment Company Act, the Trust’s items of income and deduction would not pass through to the Trust’s Shareholders and the Trust’s Shareholders would be treated for U.S. federal income tax purposes as stockholders in a corporation. The Trust would be required to pay income tax at corporate rates on its net taxable income. Distributions by the Trust to its Shareholders would constitute dividend income taxable to such holders to the extent of the Trust’s earnings and profits and the payment of these distributions would not be deductible by the Trust. These consequences could have a material adverse effect on the Trust, and its Shareholders and the value of the Shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol “GSG.” Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2012 and 2011, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2012		2011
	High	Low	High	Low
First Quarter	$36.43	$33.38	$37.85	$33.35
Second Quarter	$35.39	$28.47	$39.34	$33.05
Third Quarter	$35.35	$30.33	$36.06	$30.19
Fourth Quarter	$34.28	$31.88	$34.27	$29.75

The number of Shareholders of record of the registrant as of January 31, 2013 was approximately 106,474.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2012 and 2011. The Trust has no obligation to make periodic distributions to Shareholders.

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

c) 3,600,000 Shares (72 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2012.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/12 to 10/31/12	1,200,000	$34.13
11/01/12 to 11/30/12	1,050,000	32.67
12/01/12 to 12/31/12	1,350,000	32.14

Total	3,600,000	32.96

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2012, 2011, 2010, 2009 and 2008)

(Dollar amounts in $000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31,
	2012	2011	2010	2009	2008
Total assets, at period end	$1,167,589	$1,313,292	$1,799,880	$1,759,350	$466,237
Total gain (loss) on sales of investments and futures contracts	$(14,331)	$166,006	$(102,880)	$(9,555)	$16,571
Net gain (loss)	$(13,741)	$(37,704)	$118,572	$202,619	$(375,172)
Weighted-average Shares outstanding	38,855,874	46,673,836	53,999,863	41,228,356	12,680,191
Net gain (loss) per Share	$(0.35)	$(0.81)	$2.20	$4.91	$(29.59)
Net cash flows	$—	$—	$—	$—	$—

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	December 31,
	2012	2011	2010	2009	2008
Total assets, at period end	$1,168,351	$1,314,700	$1,801,008	$1,769,161	$466,518
Total gain (loss) on sales of investments and futures contracts	$(14,331)	$166,007	$(102,881)	$(9,555)	$16,572
Net gain (loss)	$(13,742)	$(37,705)	$118,573	$202,621	$(375,184)
Net cash flows	$110	$(1,568)	$1,461 *	$(1,260)*	$1,042 *

*	Amounts for the years ended December 31, 2010, 2009, and 2008 have been reclassified to conform with current financial statement presentation.

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

Introduction

As described in Part I above, it is the objective of the Trust that the performance of the Shares correspond generally to the performance of the S&P GSCI™ Total Return Index, or the Index, before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2012 (the Trust’s most recent fiscal year-end), the Trust’s investment in the Investing Pool grew from $7,358,911 at July 10, 2006 to $1,167,588,732 at December 31, 2012. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 35,550,000 Shares at December 31, 2012.

The following chart shows the daily valuation of CERFs for the period from June 30, 2006 to December 31, 2012:

Results of Operations

The Year Ended December 31, 2012

The Trust’s net asset value decreased from $1,313,291,939 at December 31, 2011 to $1,167,588,732 at December 31, 2012. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 39,750,000 at December 31, 2011 to 35,550,000 at December 31, 2012 due to 1,750,000 Shares (35 Baskets) being created and 5,950,000 Shares (119 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was slightly offset by an increase in the price of the March 2014 CERFs from $474.80 at December 31, 2011 to $475.30 at December 31, 2012, a 0.11% increase.

Net loss for the year was $13,741,405, resulting from a net investment loss of $8,786,838 and net realized and unrealized losses of $4,972,567 allocated from the Investing Pool. For the year ended December 31, 2012, the Trust had a net realized loss of $1,661 on short-term investments and net realized and unrealized losses of $4,970,906 on futures contracts allocated from the Investing Pool. Other than the Management fee of $9,733,509 and brokerage commissions and fees of $4,950 allocated from the Investing Pool, the Trust had no expenses during the year.

The Year Ended December 31, 2011

The Trust’s net asset value decreased from $1,799,879,995 at December 31, 2010 to $1,313,291,939 at December 31, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 52,700,000 at December 31, 2010 to 39,750,000 at December 31, 2011 due to 2,600,000 Shares (52 Baskets) being created and 15,550,000 Shares (311 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a decrease in the price of the March 2014 CERFs. The average purchase price of March 2014 CERFs entered into by the Investing Pool was $501.91 while the price of March 2014 CERFs at December 31, 2011 was $474.80, a 5.40% decrease.

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

The Year Ended December 31, 2010

The Trust’s net asset value grew from $1,759,350,446 at December 31, 2009 to $1,799,879,995 at December 31, 2010. The increase in the Trust’s net asset value resulted primarily from an increase in the price of March 2011 CERFs during the year from $442.70 at December 31, 2009 to $480.40 at December 31, 2010, an 8.52% increase. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 55,550,000 at December 31, 2009 to 52,700,000 at December 31, 2010 due to 8,400,000 Shares (168 Baskets) being created and 11,250,000 Shares (225 Baskets) being redeemed during the year.

Liquidity and Capital Resources

The Trust’s sole asset as of December 31, 2012 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs and cash and Short-Term Securities that are posted as collateral for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2012, interest income was $969,633, while the fixed fee totaled $9,733,635. For the year ended December 31, 2011, interest income was $1,649,867, while the fixed fee totaled $12,186,111. For the year ended December 31, 2010, interest income was $1,971,686, while the fixed fee totaled $12,260,196. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investing Pool. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its CERF positions to pay such expenses. As of December 31, 2012, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2012, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	24,520
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.61
Notional Amount (Fair Value):	$1,165,435,600

The notional amount is calculated using the settlement price for the CERFs expiring in March 2014 on the CME on December 31, 2012, which was $475.30 per contract, and the $100 multiplier applicable under the contract terms.

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

* Certain totals may not sum due to rounding.

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three Months Ended (Unaudited)				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$99	$268	$318	$285	$970

Total investment income	99	268	318	285	970

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	2,588	2,403	2,441	2,302	9,734
Brokerage commissions and fees	—	4	—	1	5

Total expenses	2,588	2,406	2,441	2,304	9,738

Net investment loss	(2,488)	(2,138)	(2,123)	(2,019)	(8,769)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(3)	1	—	(0)	(2)
Net realized loss on futures contracts	—	(9,700)	(55)	(4,574)	(14,329)
Net change in unrealized appreciation/depreciation on futures contracts	79,399	(166,782)	136,070	(39,328)	9,358

Net realized and unrealized gain (loss)	79,396	(176,481)	136,014	(43,902)	(4,973)

Net gain (loss)	$76,907	$(178,619)	$133,891	$(45,921)	$(13,741)

Net gain (loss) per Share	$1.92	$(4.50)	$3.45	$(1.24)	$(0.35)
Weighted-average Shares outstanding	40,011,538	39,680,769	38,782,065	37,063,587	38,855,874

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Three Months Ended (Unaudited)				Year Ended December 31, 2012
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Investment Income
Interest	$99	$268	$318	$285	$970

Total investment income	99	268	318	285	970

Expenses
Management fee	2,588	2,403	2,441	2,302	9,734
Brokerage commissions and fees	—	4	—	1	5

Total expenses	2,588	2,407	2,441	2,304	9,739

Net investment loss	(2,488)	(2,138)	(2,123)	(2,019)	(8,769)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(3)	1	—	(0)	(2)
Net realized loss on futures contracts	—	(9,700)	(55)	(4,574)	(14,330)
Net change in unrealized appreciation/depreciation on futures contracts	79,400	(166,784)	136,071	(39,328)	9,359

Net realized and unrealized gain (loss)	79,397	(176,483)	136,016	(43,903)	(4,973)

Net gain (loss)	$76,908	$(178,621)	$133,893	$(45,922)	$(13,742)

iShares® S&P GSCI™ Commodity-Indexed Trust

	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$742	$589	$262	$57	$1,650

Total investment income	742	589	262	57	1,650

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	3,511	3,392	2,789	2,493	12,186
Brokerage commissions and fees	755	3	1	1	761

Total expenses	4,267	3,395	2,790	2,495	12,947

Net investment loss	(3,525)	(2,807)	(2,528)	(2,438)	(11,297)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain on short-term investments	20	138	25	2	185
Net realized gain (loss) on futures contracts	176,380	4,717	(7,899)	(7,377)	165,821
Net change in unrealized appreciation/depreciation on futures contracts	13,828	(176,183)	(149,212)	119,154	(192,413)

Net realized and unrealized gain (loss)	190,229	(171,329)	(157,086)	111,779	(26,407)

Net gain (loss)	$186,704	$(174,135)	$(159,614)	$109,341	$(37,704)

Net gain (loss) per Share	$3.47	$(3.52)	$(5.10)	$2.72	$(0.81)
Weighted-average Shares outstanding	53,761,111	49,417,033	31,321,196	40,201,667	46,673,836

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

	Three Months Ended (Unaudited)				Year Ended December 31, 2011
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Investment Income
Interest	$742	$589	$262	$57	$1,650

Total investment income	742	589	262	57	1,650

Expenses
Management fee	3,511	3,392	2,789	2,493	12,186
Brokerage commissions and fees	755	3	1	1	761

Total expenses	4,267	3,395	2,791	2,495	12,947

Net investment loss	(3,525)	(2,807)	(2,528)	(2,438)	(11,297)

Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	20	138	25	2	185
Net realized gain (loss) on futures contracts	176,382	4,717	(7,899)	(7,377)	165,822
Net change in unrealized appreciation/depreciation on futures contracts	13,829	(176,185)	(149,213)	119,155	(192,415)

Net realized and unrealized gain (loss)	190,231	(171,331)	(157,088)	111,780	(26,408)

Net gain (loss)	$186,706	$(174,137)	$(159,616)	$109,342	$(37,705)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2012.

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

The principal executive officer and principal financial officer of the Sponsor and Manager assessed the effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2012. Their assessment included an evaluation of the design of the Trust’s and Investing Pool’s internal control over financial reporting and testing of the operational effectiveness of their internal control over financial reporting. In making its assessment, the Sponsor’s and Manager’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework. Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor and Manager conclude that the Trust and Investing Pool maintained effective internal control over financial reporting as of December 31, 2012.

The effectiveness of the Trust’s and Investing Pool’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this annual report, as stated in their reports which are included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011 were:

	2012	2011
Audit fees	$84,300	$86,499
Audit-related fees	2,500	—
Tax fees	356,580	519,176
All other fees	—	—

	$443,380	$605,675

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Registrants’ financial statements for the year ended December 31, 2012 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007

3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007

4.1	Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on September 12, 2007

4.2	Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006

4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Registration Statement on Form S-1 (Nos. 333-142259, 333-142259-01) filed with the Securities and Exchange Commission on December 27, 2007

4.4	Amendment, dated December 27, 2007, to the Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007

4.5	Amendment, dated December 27, 2007, to the Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2007

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Registration Statement on Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on July 14, 2006

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006

10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006

10.4	Form of Futures Commission Merchant Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares S&P GSCI™ Commodity-Indexed Trust

iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2013

PART I - FINANCIAL INFORMATION

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At December 31, 2012 and 2011

	December 31,
	2012	2011
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,167,588,732	$1,313,291,939

Total Assets	$1,167,588,732	$1,313,291,939

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 35,550,000 issued and outstanding at December 31, 2012 and 39,750,000 issued and outstanding at December 31, 2011	1,167,588,732	1,313,291,939

Total Shareholders’ Capital	1,167,588,732	1,313,291,939

Total Liabilities and Shareholders’ Capital	$1,167,588,732	$1,313,291,939

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$969,621	$1,649,850	$1,971,668

Total investment income	969,621	1,649,850	1,971,668

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fee	9,733,509	12,185,979	12,260,081
Brokerage commissions and fees	4,950	761,166	549

Total expenses	9,738,459	12,947,145	12,260,630

Net investment loss	(8,768,838)	(11,297,295)	(10,288,962)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	(1,661)	184,876	3,317
Net realized gain (loss) on futures contracts	(14,329,369)	165,820,763	(102,883,332)
Net change in unrealized appreciation/depreciation on futures contracts	9,358,463	(192,412,661)	231,740,632

Net realized and unrealized gain (loss)	(4,972,567)	(26,407,022)	128,860,617

Net gain (loss)	$(13,741,405)	$(37,704,317)	$118,571,655

Net gain (loss) per Share	$(0.35)	$(0.81)	$2.20
Weighted-average Shares outstanding	38,855,874	46,673,836	53,999,863

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Shareholders’ Capital, Beginning of Period	$1,313,291,939	$1,799,879,995	$1,759,350,446
Contributions	60,395,586	90,651,034	249,730,155
Redemptions	(192,357,388)	(539,534,773)	(327,772,261)
Net investment loss	(8,768,838)	(11,297,295)	(10,288,962)
Net realized gain (loss) on short-term investments	(1,661)	184,876	3,317
Net realized gain (loss) on futures contracts	(14,329,369)	165,820,763	(102,883,332)
Net change in unrealized appreciation/depreciation on futures contracts	9,358,463	(192,412,661)	231,740,632

Shareholders’ Capital, End of Period	$1,167,588,732	$1,313,291,939	$1,799,879,995

Net Asset Value per Share, End of Period	$32.84	$33.04	$34.15

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$(13,741,405)	$(37,704,317)	$118,571,655
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
(Increase) decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	145,703,207	486,588,056	(40,529,549)

Net cash provided by operating activities	131,961,802	448,883,739	78,042,106

Cash Flows from Financing Activities
Contributions	60,395,586	90,651,034	249,730,155
Redemptions	(192,357,388)	(539,534,773)	(327,772,261)

Net cash used in financing activities	(131,961,802)	(448,883,739)	(78,042,106)

Net increase in cash and cash equivalents	—	—	—

Cash and Cash Equivalents
Beginning of period	—	—	—

End of period	$—	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2012

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. Prior to May 9, 2007, the Trust was known as the iShares® GSCI® Commodity-Indexed Trust. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Amended and Restated Trust Agreement, dated as of September 12, 2007 (as amended, the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool which are the only securities in which the Trust may invest. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in futures contracts on the S&P GSCI™ Excess Return Index listed on the Chicago Mercantile Exchange called Commodity Excess Return Futures (“CERFs”) and posts margin in the form of cash or short-term or similar securities, referred to as “Short-Term Securities,” to collateralize its CERF positions. Margin has to be posted at the time the CERF position is established.

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

December 31, 2012

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At December 31, 2012, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s security valuation policies, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2012

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

On December 31, 2012, the Trust had 35,550,000 Shares outstanding.

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

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2012, 2011 and 2010. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Continued)

December 31, 2012

investment loss and total expense ratios have been annualized and include the allocation of net investment loss and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

	Years Ended December 31,
	2012	2011		2010
Net asset value per Share, beginning of period	$33.04	$34.15		$31.67

Net investment loss	(0.23)	(0.24)		(0.19)
Realized and unrealized gain (loss)	0.03	(0.87)		2.67

Net increase (decrease) in net assets from operations	(0.20)	(1.11)		2.48

Net asset value per Share, end of period	$32.84	$33.04		$34.15

Ratio to average net assets:
Net investment loss	(0.68)%	(0.70)%		(0.63)%
Expenses	0.75%	0.80	%(a)	0.75%

Total return, at net asset value	(0.61)%	(3.25)%		7.83%

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

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Investing Pool maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Investing Pool’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2013

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition

At December 31, 2012 and 2011

	December 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$204,654	$94,645
Cash and cash equivalents held at FCM (restricted)	53,468,750	27,248,073
Short-term investments held at FCM (restricted)	1,111,734,878	1,287,357,438
Receivable for variation margin on open future contracts (Note 9)	2,942,400	—
Interest receivable	161	60

Total Assets	$1,168,350,843	$1,314,700,216

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$—	$552,020
Management fee payable	745,492	839,539

Total Liabilities	745,492	1,391,559

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	16,619	16,718
Limited member	1,167,588,732	1,313,291,939

Total Members’ Equity	1,167,605,351	1,313,308,657

Total Liabilities and Members’ Equity	$1,168,350,843	$1,314,700,216

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Investment Income
Interest	$969,633	$1,649,867	$1,971,686

Total investment income	969,633	1,649,867	1,971,686

Expenses
Management fee	9,733,635	12,186,111	12,260,196
Brokerage commissions and fees	4,950	761,166	549

Total expenses	9,738,585	12,947,277	12,260,745

Net investment loss	(8,768,952)	(11,297,410)	(10,289,059)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(1,661)	184,878	3,317
Net realized gain (loss) on futures contracts	(14,329,560)	165,822,260	(102,884,326)
Net change in unrealized appreciation/depreciation on futures contracts	9,358,669	(192,414,720)	231,742,984

Net realized and unrealized gain (loss)	(4,972,552)	(26,407,582)	128,861,975

Net gain (loss)	$(13,741,504)	$(37,704,992)	$118,572,916

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity

For the years ended December 31, 2012, 2011 and 2010

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	60,395,586	60,395,586
Redemptions	—	(192,357,388)	(192,357,388)
Net investment loss	(114)	(8,768,838)	(8,768,952)
Net realized loss on short-term investments	—	(1,661)	(1,661)
Net realized loss on futures contracts	(191)	(14,329,369)	(14,329,560)
Net change in unrealized appreciation/depreciation on futures contracts	206	9,358,463	9,358,669

Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388
Contributions	—	90,651,034	90,651,034
Redemptions	—	(539,534,773)	(539,534,773)
Net investment loss	(115)	(11,297,295)	(11,297,410)
Net realized gain on short-term investments	2	184,876	184,878
Net realized gain on futures contracts	1,497	165,820,763	165,822,260
Net change in unrealized appreciation/depreciation on futures contracts	(2,059)	(192,412,661)	(192,414,720)

Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2009	$16,132	$1,759,350,446	$1,759,366,578
Contributions	—	249,730,155	249,730,155
Redemptions	—	(327,772,261)	(327,772,261)
Net investment loss	(97)	(10,288,962)	(10,289,059)
Net realized gain on short-term investments	—	3,317	3,317
Net realized loss on futures contracts	(994)	(102,883,332)	(102,884,326)
Net change in unrealized appreciation/depreciation on futures contracts	2,352	231,740,632	231,742,984

Members’ Equity, December 31, 2010	$17,393	$1,799,879,995	$1,799,897,388

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net gain (loss)	$(13,741,504)	$(37,704,992)	$118,572,916
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchases of short-term investments	(5,256,609,540)	(5,987,702,482)	(6,498,387,354)
Sales/maturities of short-term investments	5,433,119,245	6,389,945,318	6,534,781,614
Accretion of discount	(888,806)	(1,590,656)	(1,875,094)
Net realized (gain) loss on short-term investments	1,661	(184,878)	(3,317)
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	(26,220,677)	49,087,411	(29,717,081)
Receivable for variation margin on open futures contracts	(2,942,400)	35,184,200	(35,184,200)
Interest receivable	(101)	254	(234)
Payable for variation margin on open futures contracts	(552,020)	552,020	(8,708,040)
Management fee payable	(94,047)	(270,649)	23,968

Net cash provided by operating activities	132,071,811	447,315,546	79,503,178

Cash Flows from Financing Activities
Contributions	60,395,586	90,651,034	249,730,155
Redemptions	(192,357,388)	(539,534,773)	(327,772,261)

Net cash used in financing activities	(131,961,802)	(448,883,739)	(78,042,106)

Net increase (decrease) in cash and cash equivalents	110,009	(1,568,193)	1,461,072

Cash and Cash Equivalents
Beginning of period	94,645	1,662,838	201,766

End of period	$204,654	$94,645	$1,662,838

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments

At December 31, 2012

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$435,000,000	0.09% due 3/07/13	$434,929,313
259,500,000	0.05% due 3/21/13	259,471,812
417,446,000	0.08% due 5/02/13	417,333,753

	Total United States Treasury bills - 95.21%(a)	$1,111,734,878

(a)	Percentage is based on members’ equity.

•	As of December 31, 2012, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
24,520	March 2014	$1,165,435,600	$64,502,960

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements

December 31, 2012

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

December 31, 2012

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

As of December 31, 2012 and December 31, 2011, the Investing Pool had cash and cash equivalents held at its clearing FCM of $53,468,750 and $27,248,073 respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of December 31, 2012 and December 31, 2011, the Investing Pool had short-term investments held at its clearing FCM of $1,111,734,878 and $1,287,357,438 respectively, which were posted as margin to collateralize its CERF positions.

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

December 31, 2012

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

December 31, 2012

claims that may be made against the Investing Pool that have not yet occurred.

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for years ended December 31, 2012, 2011 and 2010. The net investment loss and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

	Years Ended December 31,
	2012	2011		2010
Ratio to average net assets:
Net investment loss	(0.68)%	(0.70)%		(0.63)%
Expenses	0.75%	0.80	%(a)	0.75%

Total return	(0.94)%	(3.88)%		7.54%

(a)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of CERFs which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the year ended December 31, 2011 would have been 0.75%.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the years ended December 31, 2012 and 2011, the average month-end notional amounts of open CERFs were $1,293,502,033 and $1,634,239,228, respectively.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2012

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of December 31, 2012 and December 31, 2011:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$2,942,400	Payable for variation margin on open futures contracts	$—

December 31, 2011
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$552,020

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2012, 2011 and 2010:

December 31, 2012	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain (loss) on futures contracts	$(14,329,560)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	9,358,669
December 31, 2011
Commodity contracts	Net realized gain (loss) on futures contracts	$165,822,260	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(192,414,720)
December 31, 2010
Commodity contracts	Net realized gain (loss) on futures contracts	$(102,884,326)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	231,742,984

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Continued)

December 31, 2012

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

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total
December 31, 2012
CERFs(a)	$(64,502,960)	$—	$—	$(64,502,960)
U.S. Treasury bills	—	1,111,734,878	—	1,111,734,878

December 31, 2011
CERFs(a)	$(73,861,629)	$—	$—	$(73,861,629)
U.S. Treasury bills	—	1,287,357,438	—	1,287,357,438

(a)	CERFs are valued at unrealized appreciation (depreciation).

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

Date: February 28, 2013

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2013

*	The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers and directors of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.