Form 10-Q
period 2013-03-31
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2013-05-09
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Statements of Financial Condition (Unaudited)

At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,145,825,199	$1,167,588,732

Total Assets	$1,145,825,199	$1,167,588,732

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 34,800,000 issued and outstanding at March 31, 2013 and 35,550,000 issued and outstanding at December 31, 2012	1,145,825,199	1,167,588,732

Total Shareholders’ Capital	1,145,825,199	1,167,588,732

Total Liabilities and Shareholders’ Capital	$1,145,825,199	$1,167,588,732

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$228,023	$99,095

Total investment income	228,023	99,095

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fees	2,154,117	2,587,555
Brokerage commissions and fees	550	—

Total expenses	2,154,667	2,587,555

Net investment loss	(1,926,644)	(2,488,460)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	2,686	(2,842)
Net realized loss on futures contracts	(2,669,031)	—
Net change in unrealized appreciation/depreciation on futures contracts	6,524,861	79,398,527

Net realized and unrealized gain	3,858,516	79,395,685

Net gain	$1,931,872	$76,907,225

Net gain per Share	$0.06	$1.92
Weighted-average Shares outstanding	34,963,889	40,011,538

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the three months ended March 31, 2013

and the year ended December 31, 2012

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Shareholders’ Capital, Beginning of Period	$1,167,588,732	$1,313,291,939
Contributions	22,260,105	60,395,586
Redemptions	(45,955,510)	(192,357,388)
Net investment loss	(1,926,644)	(8,768,838)
Net realized gain (loss) on short-term investments	2,686	(1,661)
Net realized loss on futures contracts	(2,669,031)	(14,329,369)
Net change in unrealized appreciation/depreciation on futures contracts	6,524,861	9,358,463

Shareholders’ Capital, End of Period	$1,145,825,199	$1,167,588,732

Net Asset Value per Share, End of Period	$32.93	$32.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net gain	$1,931,872	$76,907,225
Adjustments to reconcile net gain to net cash used in operating activities:
(Increase) decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	21,763,533	(112,858,921)

Net cash provided by (used in) operating activities	23,695,405	(35,951,696)

Cash Flows from Financing Activities
Contributions	22,260,105	35,951,696
Redemptions	(45,955,510)	—

Net cash provided by (used in) financing activities	(23,695,405)	35,951,696

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

At March 31, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Second Amended and Restated Trust Agreement, dated as of March 1, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of its holdings of the limited liability company interests of a commodity pool. That commodity pool, iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, holds long positions in exchange-traded index futures contracts, or “Index Futures,” which may be of various expirations, on the S&P GSCI™ Excess Return Index. The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange, or the “CME,” and are called Commodity Excess Return Futures, or “CERFs”. The Investing Pool also posts margin in the form of cash or short-term or similar securities that are eligible as margin deposits, referred to as “Collateral Assets,” to satisfy applicable margin requirements on its CERF positions.

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the SEC on February 28, 2013.

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

At March 31, 2013

B.	Investment in the Investing Pool

The Trust’s investment in the Investing Pool is valued at an amount equal to the value of the Trust’s capital account in the Investing Pool, which is measured at fair value.

The financial statements of the Investing Pool should be read in conjunction with the Trust’s financial statements.

At March 31, 2013, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s valuation policies for securities and futures positions, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

C.	Valuation

Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value. The Trust records its investment in the Investing Pool at fair value based on the Trust’s proportionate interest in the net assets of the Investing Pool. Disclosure regarding valuation of the Investing Pool’s investment portfolio can be found in Note 10 of the Investing Pool’s Notes to Financial Statements.

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

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional CERFs and Collateral Assets or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for a combination of CERFs and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). The baskets of CERFs and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. Prior to April 8, 2013, the Investing Pool was required to deposit cash margin with its futures commission merchant with a value equal to 100% of the value of each CERF position at the time such position was established. As a result of certain amendments to the CME rules for the CERFs that became effective on April 8, 2013, the margin requirements applicable to certain market participants, such as the Investing Pool, were replaced with the initial and variation margin requirements applicable to other market participants. The excess Collateral Assets are held in the Investing Pool’s accounts.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2013

Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of CERFs and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

On March 31, 2013, the Trust had 34,800,000 Shares outstanding.

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

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2013 to March 31, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2013

Net asset value per Share, beginning of period	$32.84

Net investment loss	(0.06)
Realized and unrealized gain	0.15

Net increase in net assets from operations	0.09

Net asset value per Share, end of period	$32.93

Ratio to average net assets:
Net investment loss(a)	(0.67)%
Expenses(a)	0.75%

Total return, at net asset value(b)	0.27%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition (Unaudited)

At March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$856,794	$204,654
Cash and cash equivalents held at FCM (restricted)	34,171,672	53,468,750
Short-term investments held at FCM (restricted)	1,116,813,450	1,111,734,878
Receivable for variation margin on open futures contracts (Note 9)	—	2,942,400
Interest receivable	599	161

Total Assets	$1,151,842,515	$1,168,350,843

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$5,271,200	$—
Management fees payable	729,456	745,492

Total Liabilities	6,000,656	745,492

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	16,660	16,619
Limited member	1,145,825,199	1,167,588,732

Total Members’ Equity	1,145,841,859	1,167,605,351

Total Liabilities and Members’ Equity	$1,151,842,515	$1,168,350,843

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Investment Income
Interest	$228,025	$99,096

Total investment income	228,025	99,096

Expenses
Management fees	2,154,148	2,587,588
Brokerage commissions and fees	550	—

Total expenses	2,154,698	2,587,588

Net investment loss	(1,926,673)	(2,488,492)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	2,686	(2,842)
Net realized loss on futures contracts	(2,669,070)	—
Net change in unrealized appreciation/depreciation on futures contracts	6,524,970	79,399,550

Net realized and unrealized gain	3,858,586	79,396,708

Net gain	$1,931,913	$76,908,216

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity (Unaudited)

For the three months ended March 31, 2013

and year ended December 31, 2012

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351
Contributions	—	22,260,105	22,260,105
Redemptions	—	(45,955,510)	(45,955,510)
Net investment loss	(29)	(1,926,644)	(1,926,673)
Net realized gain on short-term investments	—	2,686	2,686
Net realized loss on futures contracts	(39)	(2,669,031)	(2,669,070)
Net change in unrealized appreciation/depreciation on futures contracts	109	6,524,861	6,524,970

Members’ Equity, March 31, 2013	$16,660	$1,145,825,199	$1,145,841,859

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	60,395,586	60,395,586
Redemptions	—	(192,357,388)	(192,357,388)
Net investment loss	(114)	(8,768,838)	(8,768,952)
Net realized loss on short-term investments	—	(1,661)	(1,661)
Net realized loss on futures contracts	(191)	(14,329,369)	(14,329,560)
Net change in unrealized appreciation/depreciation on futures contracts	206	9,358,463	9,358,669

Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net gain	$1,931,913	$76,908,216
Adjustments to reconcile net gain to net cash provided by (used in) operating activities:
Purchases of short-term investments	(779,356,077)	(470,873,860)
Sales/maturities of short-term investments	774,495,698	318,442,642
Accretion of discount	(215,507)	(89,373)
Net realized (gain) loss on short-term investments	(2,686)	2,842
Change in operating assets and liabilities:
Cash and cash equivalents held at FCM (restricted)	19,297,078	27,248,073
Receivable for variation margin on open futures contracts	2,942,400	(10,746,780)
Interest receivable	(438)	(83)
Due to FCM	—	23,881,732
Payable for variation margin on open futures contracts	5,271,200	(552,020)
Management fees payable	(16,036)	77,526

Net cash provided by (used in) operating activities	24,347,545	(35,701,085)

Cash Flows from Financing Activities
Contributions	22,260,105	35,951,696
Redemptions	(45,955,510)	—

Net cash provided by (used in) financing activities	(23,695,405)	35,951,696

Net increase in cash and cash equivalents	652,140	250,611

Cash and Cash Equivalents
Beginning of period	204,654	94,645

End of period	$856,794	$345,256

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At March 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$452,446,000	0.08% due 5/02/13	$452,414,876
405,000,000	0.09% due 6/06/13	404,933,175
259,500,000	0.06% due 6/20/13	259,465,399

	Total United States Treasury bills - 97.47%(a)	$1,116,813,450

(a)	Percentage is based on members’ equity.

•	As of March 31, 2013, the open CERF’s were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
23,960	March 2014	$1,143,610,800	$57,977,990

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited)

At March 31, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. BlackRock Asset Management International Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in exchange-traded index futures contracts, or “Index Futures,” which may be of various expirations, on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”) and are called Commodity Excess Return Futures (“CERFs”). The Investing Pool also posts margin in the form of cash or short-term or similar securities that are eligible as margin deposits, referred to as “Collateral Assets,” to satisfy applicable margin requirements on its CERF positions.

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

CERFs are futures contracts listed on the CME whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. Prior to April 8, 2013, the terms of the CERFs required the Investing Pool to deposit initial margin with a value equal to 100% of the value of each CERF position at the time the position was established, thereby making additional variation margin payments unnecessary. On January 31, 2013 and February 8, 2013, the CME proposed amended rules for the CERFs, including the CERFs held by the Investing Pool. The changes relating to these amendments included eliminating the performance bond requirement that requires certain market participants, such as the Investing Pool, to deposit 100% margin in respect of their long positions in CERFs, replacing it with the margin requirements applicable to other market participants. These amendments became effective on April 8, 2013. In connection with these changes on April 8, 2013, the excess Collateral Assets that were held as margin by the Investing Pool’s clearing futures commission merchant (“FCM”) were returned to the Investing Pool. Daily fluctuations in the value of the CERFs are recorded as an unrealized gain or loss. When a CERF is closed, the Investing Pool records a realized gain or loss based on

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2013

the difference between the value of the CERF at the time it was opened and the value at the time it was closed. The Investing Pool deposits with the clearing FCM the required margin for the CERFs in the form of cash or other Collateral Assets. CERFs are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the CERF. If there is no announced CME settlement price for the CERF on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the CERFs. The Investing Pool’s investment in the CERFs has not been designated as a hedging instrument. As a result, all changes in the fair value are reflected in the Statements of Operations.

The investment objective of the Investing Pool is to seek investment results that correspond generally to the performance of the Index before payment of the Investing Pool’s expenses, through holdings of long positions in CERFs and related Collateral Assets.

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

As of March 31, 2013 and December 31, 2012, the Investing Pool had cash and cash equivalents held at its clearing FCM of $34,171,672 and $53,468,750 respectively, which were posted as margin to collateralize its CERF positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of March 31, 2013 and December 31, 2012, the Investing Pool had short-term investments held at its clearing FCM of $1,116,813,450 and $1,111,734,878 respectively, which were posted as margin to collateralize its CERF positions.

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

At March 31, 2013

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

3 - Offering of the Investing Pool Interests

Interests in the Investing Pool (“Investing Pool Interests”) are issued only to and redeemable only by the iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) in exchange for a combination of CERFs and Collateral Assets. The baskets of CERFs and Collateral Assets are transferred to or from the Trust in exchange for Investing Pool Interests. Individual investors cannot purchase or redeem Investing Pool Interests. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool Interests in exchange for CERFs and Collateral Assets are treated as sales for financial statement purposes.

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

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2013 to March 31, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2013

Ratio to average net assets:
Net investment loss(a)	(0.67)%
Expenses(a)	0.75%

Total return(b)	0.21%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in CERFs

Substantially all of the Investing Pool’s assets are invested in CERFs. The CERFs’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2013 and the year ended December 31, 2012, the average month-end notional amounts of open CERFs were $1,161,680,035 and $1,293,502,033, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition for as of March 31, 2013 and December 31, 2012:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,271,200

December 31, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$2,942,400	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation / Depreciation
Commodity contracts	Net realized loss on futures contracts	$(2,669,070)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	6,524,970

Three Months Ended March 31, 2012
Commodity contracts	Net realized gain on futures contracts	$—	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	79,399,550

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At March 31, 2013

10 - Investment Valuation

Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Investing Pool would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Investing Pool’s policy is to value its investments at fair value.

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

At March 31, 2013

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

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
March 31, 2013
CERFs(a)	$(57,977,990)	$—	$—	$(57,977,990)
U.S. Treasury bills	—	1,116,813,450	—	1,116,813,450

December 31, 2012
CERFs(a)	$(64,502,960)	$—	$—	$(64,502,960)
U.S. Treasury bills	—	1,111,734,878	—	1,111,734,878

(a)	CERFs are valued at unrealized appreciation (depreciation).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Investing Pool, the Sponsor, the Manager, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Trust, the Investing Pool, the Sponsor, the Manager, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). The Investing Pool holds long positions in exchange-traded index futures contracts, which may be of various expirations (“Index Futures”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). The Index Futures held by the Investing Pool are referred to as Commodity Excess Return Futures, or “CERFs,” and are listed on the Chicago Mercantile Exchange, or the “CME”. The Investing Pool posts margin in the form of cash or short-term or similar securities that are eligible as margin deposits, referred to as “Collateral Assets,” to collateralize its CERF positions. It is the objective of the Trust that the performance of the Shares will correspond generally to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool have delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of Shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of CERFs and cash (or, at the discretion of the Sponsor, other Collateral Assets in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GSG.”

Valuation of CERFs; Computation of Trust’s Net Asset Value

The Trustee determines the net asset value of the Trust and the net asset value per Share, or “NAV,” as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business. The Trustee values the Trust’s assets based upon the determination by the Manager, which may act through the Investing Pool Administrator, of the net asset value of the Investing Pool. The Manager determines the net asset value of the Investing Pool as of the same time that the Trustee determines the net asset value of the Trust.

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

Once the value of the CERFs and interest earned on any Collateral Assets and any other assets of the Investing Pool have been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool Administrator on its behalf, then calculates the value of the Trust’s interests in the Investing Pool (“Investing Pool Interests”) and provides this information to the Trustee.

Once the value of the Trust’s Investing Pool Interests has been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Shares to be delivered under a creation order are considered to be outstanding for purposes of determining the NAV if the applicable creation order was received by the Trustee prior to 2:40 p.m. (New York time) or 10:00 a.m. (New York time), in the case of creation orders requesting delivery of Shares in exchange for cash, or on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day, on the date of calculation. Shares to be delivered under a redemption request are not considered to be outstanding for purposes of calculating the NAV if the applicable redemption request was received by the Trustee prior to 2:40 p.m. (New York time) (or, on any day on which the CME is scheduled to close early, prior to the close of trading of CERFs on the CME on such day), on the date of calculation.

Results of Operations

The Quarter Ended March 31, 2013

The Trust’s net asset value decreased from $1,167,588,732 at December 31, 2012 to $1,145,825,199 at March 31, 2013. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 35,550,000 at December 31, 2012 to 34,800,000 at March 31, 2013 due to 650,000 Shares (13 Baskets) being created and 1,400,000 Shares (28 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was slightly offset by an increase in the price of the March 2014 CERFs from $475.30 at December 31, 2012 to $477.30 at March 31, 2013, a 0.4% increase.

Net gain for the quarter was $1,931,872, resulting from a net investment loss of $1,926,644 and net realized and unrealized gains of $3,858,516 allocated from the Investing Pool. For the quarter ended March 31, 2013, the Trust had a net realized gain of $2,686 on short-term investments and net realized and unrealized gains of $3,855,830 on futures contracts allocated from the Investing Pool. Other than the Management fees of $2,154,117 and brokerage commissions and fees of $550 allocated from the Investing Pool, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s sole asset as of March 31, 2013 was its investment in the Investing Pool. The Investing Pool’s assets consist of CERFs and Collateral Assets used to satisfy applicable margin requirements for the Investing Pool’s CERF positions. The Trust and the Investing Pool do not anticipate any further need for liquidity because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional CERFs and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Sponsor and the Manager have assumed most of the ordinary expenses incurred by the Trust and the Investing Pool. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its positions in CERFs and Collateral Assets to pay such expenses. As of March 31, 2013, the market for CERFs had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in CERFs. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its CERF positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades CERFs, its capital is at risk due to changes in the value of the CERFs or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds CERF positions and Collateral Assets to satisfy applicable margin requirements on the CERF positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the CERFs are expected to directly affect the value of the Shares. The value of the CERFs is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the CERF market and activities of other market participants.

Credit Risk

When the Investing Pool purchases or holds CERFs, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each CERF position, and of a default by its clearing futures commission merchant (the “Clearing FCM”). In the case of such a default, the Investing Pool could be unable to recover amounts due to it on its CERF positions and Collateral Assets posted as margin. The Investing Pool is also exposed to the credit risk of the obligors of any U.S. Treasury bills.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust and the Investing Pool have not used, nor do they expect to use, special purpose entities to facilitate off-balance sheet financing arrangements. The Trust and the Investing Pool have no loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services for the benefit of, or on behalf of, the Trust and the Investing Pool. While the Trust’s and the Investing Pool’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on either the Trust’s or the Investing Pool’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of CERFs. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2013, the Investing Pool’s open CERF positions (long) were as follows:

Number of Contracts:	23,960
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.50
Notional Amount (Fair Value):	$1,143,610,800

The notional amount is calculated using the settlement price for the CERFs on the CME on March 31, 2013, which was $477.30 per contract, and the $100 multiplier applicable under the contract terms.

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

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the value of the CERFs, any commodities underlying the Index or the S&P GSCI-ER, or any Collateral Assets. The Investing Pool’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the CERF market and activities of other market participants.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The capitalized terms used below, but not defined therein, are defined in Item 2 of Part I of this Form 10-Q.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

Because the price of the Shares depends on the value of the Index Futures held by the Investing Pool, the value of the Shares fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been extremely volatile at times during the past several years. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust or the Investing Pool. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

•

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the S&P GSCI™ Commodity Index, or the “S&P GSCI™,” increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

•

A significant change in the attitude of speculators and investors toward the S&P GSCI™ underlying futures contracts or commodities. Should the speculative community take a negative view towards one or more of the underlying futures contracts or commodities, it could cause a decline in the price of the Index Futures, which may reduce the price of the Shares.

•

Significant reductions in the size of positions permitted to be owned by the Investing Pool or others in Index Futures or in the futures contracts and/or commodities comprising the S&P GSCI™, for example as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P GSCI™ and/or the underlying futures contracts or commodities, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the S&P GSCI™ and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

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

In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the Index Futures market. The existence of a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions that result from illiquidity.

Any of these circumstances could adversely affect the value of the Index Futures held by the Investing Pool and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the Index Futures, which could affect the NAV and the trading price of the Shares. Accordingly, these limits may result in an NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

In calculating the S&P GSCI-ER, if the relevant trading facility does not publish a settlement price as scheduled, or publishes a settlement price that, in the reasonable judgment of the “Index Sponsor,” S&P Dow Jones Indices LLC, a subsidiary of The McGraw-Hill Companies, is manifestly incorrect, the Index Sponsor may determine the settlement price in its reasonable judgment. In addition, if any day on which the Index Sponsor calculates the S&P GSCI-ER is a day on which a relevant trading facility for a contract on a commodity that underlies the S&P GSCI-ER is not open, then the Index Sponsor uses the settlement price for that contract as of the last day on which that trading facility was open. In these circumstances, the value of the Index Futures and the value of your Shares may be adversely affected.

During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the S&P GSCI-ER may itself cause the price of your Shares to decrease.

As the futures contracts that underlie the S&P GSCI-ER near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased in March may specify a June expiration. As that contract nears expiration, it may be replaced by selling the June contract and purchasing the contract expiring in September. This process is referred to as “rolling.” Historically, the prices of some futures contracts (generally those relating to commodities that are typically consumed immediately rather than stored) have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the earlier contract would take place at a price that is higher than the price at which the later contract is purchased, thereby allowing the contract holder to purchase a greater quantity of the later contract. While some of the contracts included in the S&P GSCI-ER have historically exhibited periods of backwardation, backwardation will likely not exist at all times. Moreover, some of the commodities reflected in the S&P GSCI-ER have historically exhibited characteristics typical of “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. The forward price of a commodity futures contract may also fluctuate between backwardation and contango.

The absence of backwardation, or the existence of contango, in the commodity markets could result in losses, which could adversely affect the value of the S&P GSCI-ER and, accordingly, decrease the value of your Shares. Moreover, because the Trust and the Investing Pool must pay certain ongoing fees and expenses, the value of the Shares may decrease even in periods where commodity prices are otherwise stationary.

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

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC adopted regulations in October 2011 (the “Position Limits Rules”) that impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “referenced contracts”). The Position Limits Rules, which were scheduled to phase in beginning October 12, 2012, were vacated by the U.S. District Court for the District of Columbia in a decision dated September 28, 2012, and remanded to the CFTC for determination on whether the CFTC should impose position limits without a finding of necessity and appropriateness, in the context of the statutory provisions of the Commodity Exchange Act (the “CEA”). On November 15, 2012, the CFTC filed a notice of appeal of the district court decision.

The referenced contracts that were subject to the vacated Position Limits Rules represented a number of the futures contracts included in the S&P GSCI-ER and a substantial portion of the weight of the S&P GSCI-ER. Consequently, to the extent similar rules are adopted in the future, the maximum positions that market participants can hold in the referenced contracts that underlie the S&P GSCI-ER may be limited, which could reduce the liquidity of such referenced contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares.

The vacated Position Limits Rules also expanded the circumstances requiring persons to aggregate referenced contracts that are owned or controlled by such persons. Specifically, the Position Limits Rules required a person holding positions in multiple commodity pools with identical trading strategies to aggregate the pools’ positions in referenced contracts with other positions in referenced contracts held or controlled by such person. Although Index Futures were not among the referenced contracts identified in the vacated Position Limits Rules, if similar aggregation requirements are adopted in the future, it could nonetheless impair the abilities of some participants in the market for Index Futures to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

The vacated Position Limits Rules also narrowed the existing bona fide hedge exemption for referenced contracts. A similar measure, if adopted, may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares.

The CFTC may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Investing Pool and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “—The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional Index Future positions due to restrictions on speculative position limits imposed by the CME.

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust, the Investing Pool and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated. Generally, the Investing Pool’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the CME’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

On April 9, 2012, the CFTC adopted rules regarding the risk management practices of clearing members (the “FCM Rules”), some of which became effective on October 1, 2012 and others of which have been stayed by temporary no-action relief through no later than June 1, 2013. The FCM Rules require the Investing Pool’s Clearing FCM to establish risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Investing Pool’s Clearing FCM to reduce its internal limits on the size of the Index Future positions it executes or clears for the Investing Pool, reducing the Investing Pool’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Investing Pool’s Clearing FCM does reduce its internal limits on the size of Index Future positions, the Investing Pool may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Investing Pool.

Other regulatory measures under the Dodd-Frank Act could increase the costs of the Investing Pool, result in significant direct limitations on the maximum permitted size of the Investing Pool’s futures positions and therefore on the size of the Trust, or affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust. Any such measures could adversely affect the value of your Shares.

Risk Factors Relating to Index Futures and the S&P GSCI-ER

The trading of various Index Futures presents risks unrelated to the S&P GSCI-ER that could adversely affect the value of your Shares.

Although Index Futures are based on the S&P GSCI-ER, the value of the Index Futures could be affected by factors that do not directly affect the S&P GSCI-ER and accordingly, the value of the Index Futures and the level of the S&P GSCI-ER may vary from each other. The activities of market participants in trading Index Futures, or in trading other instruments related to the S&P GSCI-ER, could affect the value of the Index Futures independent of any change in the S&P GSCI-ER and adversely affect the correlation between the value of the Index Futures and the level of the S&P GSCI-ER.

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and other market conditions. In this way, trading in the market for an Index Future might cause a divergence between the price of such Index Future and the level of the S&P GSCI-ER. Similarly, actions by the CME with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the S&P GSCI-ER. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the CME as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the S&P GSCI-ER could diverge, which could adversely affect the value of the Shares.

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the S&P GSCI-ER, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Investing Pool is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the S&P GSCI-ER exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the S&P GSCI-ER, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Investing Pool’s positions are concentrated in a particular Index Future or in cases where the Investing Pool represents a substantial portion of the open interest in a particular Index Future.

In addition, other actions taken by the CME, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Future, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the S&P GSCI-ER.

The S&P GSCI-ER may in the future include contracts that are not traded on regulated futures exchanges and that offer different or diminished protections to investors.

The S&P GSCI-ER is comprised exclusively of futures contracts traded on DCMs, or regulated futures exchanges. However, the S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

The S&P GSCI-ER is administered, calculated and published by the Index Sponsor, which has the right to cease publication of the S&P GSCI-ER at its discretion at any time. Under the terms of its agreement with the CME, the Index Sponsor is required, if it ceases publication of the S&P GSCI-ER, to negotiate in good faith with the CME to permit the CME to continue to calculate the S&P GSCI-ER in order to permit Index Futures on the S&P GSCI-ER to continue to trade. However, even if the Index Sponsor satisfies its obligations under its agreement with the CME, the Manager may determine that, upon a cessation of publication of the
S&P GSCI-ER, it is no longer advisable to invest in Index Futures and no other futures contract that reflects the performance of a successor or reasonably similar index presents an acceptable alternative investment, in which event the Investing Pool and the Trust may be liquidated.

Futures contracts (including the Index Futures) are not assets with intrinsic value.

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including Index Futures) are not assets with intrinsic value, and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Investing Pool’s Index Future trades may believe that the price of such Index Future will move against the Investing Pool, and the Investing Pool may be at an informational or other disadvantage relative to such market participants.

The Investing Pool’s trading activity in Index Futures could expose it to additional risks.

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Investing Pool may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Future or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different DCMs. This activity is expected to cause the Investing Pool to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Future positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Investing Pool’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Investing Pool’s transactions, they may be able to execute transactions in advance of the Investing Pool, which would allow these market participants to benefit from the transactions executed by the Investing Pool but adversely affect the prices obtained by the Investing Pool. In addition, if the Investing Pool’s Index Future positions represents a significant part of the open long interest in such Index Future, as has been historically been the case from time to time, other market participants may take this into account, with a potential adverse impact on the prices at which the Investing Pool is able to execute such transactions. There can be no assurance that the Investing Pool will be able to effect its transactions in a manner that will allow it to avoid these risks. The CME or other DCMs may cease to list other Index Futures that the Investing Pool will be able to roll its positions into, and any Index Futures listed by a DCM in the future may have terms that differ from those currently held by the Investing Pool.

The liquidation of Index Futures could expose the Investing Pool to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Investing Pool’s Index Future positions are liquidated.

If the Investing Pool liquidates positions in Index Futures in order to satisfy redemption requests or to pay expenses and liabilities, it does so by entering sell orders with the Clearing FCM for execution on the applicable DCM. The resulting sales serve to offset a portion of the Investing Pool’s long positions in Index Futures. However, in entering sell orders, the Investing Pool is subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Investing Pool on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions taken by the Clearing FCM, a DCM, other self-regulatory organizations or regulatory authorities, including the liquidation of the Index Futures to satisfy applicable margin requirements. If the Index Futures are liquidated at inopportune times or in a manner that causes a temporary market distortion, this may adversely affect the NAV and the value of your Shares.

The Clearing FCM or an Exchange’s clearing house could fail.

In the event of the bankruptcy of the Clearing FCM or the CME’s clearing house, the Investing Pool could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Investing Pool would be afforded the protections granted to customers of a futures commission merchant (“FCM”), and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of the Investing Pool’s Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the CME’s clearing house is permitted to use the entire amount of margin posted by the Investing Pool (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Investing Pool could be unable to recover amounts due to it on its Index Future positions, including assets posted as margin, and could sustain substantial losses, even if the level of the S&P GSCI-ER increases.

On November 14, 2012, the CFTC proposed regulations relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. There can be no assurance that the adoption or implementation of any such regulations would prevent losses to, or not materially adversely affect, the Investing Pool, the Trust or the Shareholders.

You have no recourse to the Index Sponsor.

You have no rights against the Index Sponsor or its successors.

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indices, to track the appropriate market performance. The Index Sponsor’s only relationship to BAMII, BTC, the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BAMII, the Trustee, the Trust or the Investing Pool. The Index Sponsor has no obligation to take the needs of BAMII, the Trustee, the Trust, the Investing Pool or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the NAV or the composition of the Index Futures and Collateral Assets for which Shares are created or redeemed. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments, held through the Investing Pool, in Index Futures and the cash or other Collateral Assets held to collateralize the Index Future positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Investing Pool’s assets invested in Index Futures versus the portion of the return of the Index contributed by the S&P GSCI-ER, differences between the settlement price of Index Futures and the closing level of the S&P GSCI-ER and the payment of expenses and liabilities by the Trust and the Investing Pool.

Because the Trust and the Investing Pool are passive investment vehicles, the value of the Shares may be adversely affected by losses that, if these vehicles had been actively managed, might have been possible to avoid.

The Trustee passively invests substantially all of the Trust’s assets in Investing Pool Interests, and BlackRock Fund Advisors, the Investing Pool’s commodity trading advisor, or the “Advisor,” manages the Investing Pool’s assets in a manner that seeks to obtain returns that correspond generally to the performance of the Index, before the payment of expenses and liabilities of the Trust and the Investing Pool. This means that the net asset value of the Investing Pool and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and, therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor does not engage in any activity designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Collateral Assets, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

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

Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager. A prolonged decline in interest rates could materially affect the amount of interest paid to the Investment Pool. In the case of either an extraordinary expense and/or insufficient interest income to cover ordinary expenses, the Investing Pool could be forced to liquidate its Index Future positions to pay such expenses.

The ability of the Trust and the Investing Pool to operate is dependent on the Sponsor, the Trustee, the Manager, the Advisor and certain other key service providers and other parties.

The ability of the Trust and the Investing Pool to operate and the ability of the Trust to achieve its investment objective is dependent on a number of parties, including:

•	BlackRock Asset Management International Inc., who exercises general oversight and authority over the Trust as its Sponsor, and over the Investing Pool as its Manager;

•	BlackRock Institutional Trust Company, N.A., who is responsible for the day-to-day administration of the Trust as its Trustee, and over the Investing Pool as its Administrator;

•	State Street Bank and Trust Company, who provides certain administrative and custodial services to the Trust and the Investing Pool;

•	BlackRock Fund Advisors, as Advisor, who exercises general oversight over the Investing Pool’s investment activities;

•	Goldman, Sachs & Co., as Clearing FCM, through which the Investing Pool transacts in Index Futures and maintains its Index Future positions;

•	the CME, through which the Investing Pool’s Index Future transactions clear and settle;

•	S&P Dow Jones Indices LLC, as Index Sponsor, who maintains the Index, and whose affiliate owns the intellectual property rights to the Index on which the Trust’s investment objective is based;

•

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares;

•	SEI Investments Distribution Co., as “Processing Agent,” who performs certain functions in connection with processing creation and redemption orders; and

•	PricewaterhouseCoopers LLP, who provides tax accounting, tax reporting and related services.

Disruptions in the business of any of the foregoing parties or the termination of the Trust’s relationship with any of the foregoing parties could adversely affect the Trust’s operations. Shared ownership of a number of the foregoing parties may heighten this risk. BAMII, the Trustee and the Advisor are commonly controlled subsidiaries of BlackRock, Inc. The Clearing FCM and its affiliate are Authorized Participants. A number of the foregoing parties are publicly traded companies or subsidiaries of publicly traded companies, and a portion of their shares may be owned by one or more of the other foregoing parties.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Investing Pool’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the DCMs on which Index Futures trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the S&P GSCI-ER is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

The Trust is not obligated to pay periodic distributions or dividends to Shareholders.

Interest or other income received with respect to the Trust’s assets (held directly or through the Investing Pool) may be used to acquire additional Index Futures or Collateral Assets or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust is not obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in Shares.

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation by the Trustee without a successor, the Trust becoming subject to regulation as an “investment company,” the liquidation of the Investing Pool, the Trust or the Investing Pool becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances redeem its holdings in Investing Pool Interests, and the Investing Pool will sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

In connection with any such liquidation, Trust property may be sold for prices that are less than the portion of the NAV attributable to such Trust property. Accordingly, the liquidation of Trust property may result in losses, or adversely affect your gains, on your investment in Shares.

The Manager has broad discretion to liquidate the Investing Pool at any time.

The limited liability company agreement of the Investing Pool provides the Manager with broad discretion to liquidate the Investing Pool at any time the Manager determines that liquidation of the Investing Pool is advisable. Subject to certain exceptions, any liquidation of the Investing Pool will require the Trustee to dissolve the Trust and redeem your Shares. It cannot be predicted when or under what circumstances, if any, the Manager would use this discretion to liquidate the Investing Pool. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

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

If one or more Authorized Participants withdraw from participation, it may become more difficult to create or redeem Baskets, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Baskets, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between the Index Futures and the Shares, which may affect the trading market and liquidity of the Shares.

In addition, the Trustee has the power to suspend the delivery of Shares, registration of transfers of Shares and surrenders of Shares for the purpose of withdrawing Trust property generally, or to refuse a particular deposit, transfer or withdrawal at any time, if the Trustee or the Sponsor determines that it is advisable to do so for any reason. From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Shares because the Trust could not invest the proceeds of new issuances in additional Index Future positions due to restrictions on speculative position limits imposed by the CME. The liquidity of the Shares and the correlation between the value of the Shares and the level of the Index may be adversely affected in the event of any such suspension of issuance, transfer or redemption.

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

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the absolute right to reject any redemption order, for reasons including, among others, (1) the related order not being in the proper form prescribed by the agreements with the Authorized Participants, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust, the Investing Pool or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the agreements with the Authorized Participants, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

Competition from other commodities-related investments could limit the market for, and reduce the liquidity of, the Shares.

Demand for the Shares is expected to be affected by the attractiveness of an investment in the Shares relative to other investment vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to commodities, and direct investments in commodities or commodity futures contracts. Market, financial and other conditions or factors may make it more attractive to invest in other investment vehicles or to invest in such commodities directly, which could limit the market for, and reduce the liquidity of, the Shares.

The price of the Shares could decrease if unanticipated operational or trading problems arise.

If the processes of creation and redemption of Shares encounter any unanticipated difficulties, potential market participants who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying Index Futures may choose not to do so. If this is the case, the price of the Shares may vary from the price of an equivalent position in Index Futures and may trade at a discount to their NAV. In addition, in some circumstances, such as the failure of the registration statement covering the Shares to be effective, the Trust may be unable to create or redeem Shares, which may have similar consequences.

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool.

The CME imposes speculative position limits on market participants trading in Index Futures, including the Investing Pool, that typically prohibit any person from holding a position of more than 59,000 contracts. The Investing Pool has obtained a risk management exemption from these position limits that should permit the Investing Pool to hold up to 119,000 contracts. Position limits may also apply to other Index Futures traded by the Investing Pool. The Trust’s ability to issue new Baskets or reinvest income in additional Index Futures may be limited to the extent these activities would cause the Investing Pool to exceed the position limits then applicable to those Index Futures. The Investing Pool may also be required to liquidate any existing contracts in excess of the then-applicable position limits, including as a result of changes to applicable position limits or as a result of the loss of an exemption, or take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Investing Pool may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Investing Pool or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as the exemption applicable to the Investing Pool’s positions in Index Futures, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in Index Futures permitted to be held by the Investing Pool could be significantly reduced in size, which could in turn require the Investing Pool to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

DCMs may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Investing Pool to liquidate all or part of its Index Future positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Shareholders do not have the rights normally associated with ownership of common shares.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares.

Additionally, the Sponsor and the Trustee exercise substantial control over the Trust’s activities, and the Manager exercises substantial control over the Investing Pool’s activities. Among other things, the trust agreement of the Trust and the limited liability company agreement of the Investing Pool, as applicable, authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Trustee oversight over NAV calculations and the creation and redemption process and gives the Manager the right to liquidate the Investing Pool if it deems such liquidation advisable. The Sponsor and the Trustee may amend the provisions of the Trust’s trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, and the Manager and the Trust may amend the provisions of the Investing Pool’s limited liability company agreement, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

The Trust’s trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust’s trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

Shareholders do not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

Neither the Trust nor the Investing Pool is registered as an investment company for purposes of United States federal securities laws, and neither is subject to regulation by the Securities and Exchange Commission (the “SEC”) as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust or the Investing Pool. BlackRock Asset Management International Inc., as the Sponsor and the Manager, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust and the Investing Pool. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust, the Investing Pool or an investment in the Shares.

While the Sponsor believes that it has all the intellectual property rights needed to operate the Trust and the Investing Pool in the manner described in this prospectus, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust, the Investing Pool or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust, the Investing Pool and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the Investing Pool or the suspension of activities or dissolution of the Trust or the Investing Pool.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor or if the Investing Pool is required to indemnify the Manager.

Under the Trust’s trust agreement, the Sponsor has the right to be indemnified by the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. That means the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the Investing Pool’s limited liability company agreement, the Manager and agents of the Investing Pool have the right to be indemnified by the Investing Pool for any liability or expense they incur without gross negligence, bad faith or willful misconduct on their part. That means the Manager may require the assets of the Investing Pool to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Investing Pool and thereby affect the net asset value of the Trust and the value of the Shares.

Regulatory changes or actions may affect the Shares.

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust or the Investing Pool could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Investing Pool” above and “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

The Sponsor is an affiliate of the Trustee and therefore may have a conflict of interest with respect to its oversight of the Trustee. In particular, the Sponsor, which has authority to remove the Trustee in its discretion, has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities. The Trustee is authorized to appoint an unaffiliated agent to carry out all or some of its duties, but is not required to delegate any of its duties to an unaffiliated third party.

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

As described elsewhere in this prospectus, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust and the Investing Pool, the Manager receives an allocation from the Investing Pool that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Investing Pool and is payable monthly in arrears. The allocation received by the Manager from the Investing Pool may be higher than the amount the Investing Pool would negotiate with an unaffiliated third party manager on an arms-length basis.

In addition, BAMII, as Sponsor and Manager, and its affiliates (including the Trustee and the Advisor) collectively exercise substantial control over the Trust and the Investing Pool. To the extent the interests of BAMII and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust and the Investing Pool. The Trust’s trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust’s trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

BAMII and its affiliates may also engage in trading activities relating to the Index Futures, the components of the Index or the S&P GSCI-ER or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust, the Investing Pool or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of BAMII and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities could be adverse to the interests of the Shareholders. Moreover, BAMII and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by BAMII and its affiliates may affect the level of the S&P GSCI-ER or its components and, therefore, the value of the Index Futures and the price of the Shares.

Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by Goldman, Sachs & Co. and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through Goldman, Sachs & Co., as the Investing Pool’s Clearing FCM. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for Index Futures. Further, Goldman, Sachs & Co. and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over-the-counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman, Sachs & Co. or its affiliates could adversely affect the level of the S&P GSCI-ER or Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI-ER, Index Futures and the price of the Shares.

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

Risk Factors Relating to Taxes

Additional information relating to the potential U.S. federal income tax consequences of the purchase, ownership and disposition of the Shares is contained in the Registration Statement of the Trust and the Investing Pool filed on Form S-3 with the SEC on April 10, 2013.

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

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on Internal Revenue Service (“IRS”) Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request. Given the lack of authority addressing structures similar to that of the Trust, it is not certain that the IRS will agree with the manner in which tax reporting by the Trust will be undertaken. Therefore, Shareholders should be aware that future IRS interpretations or revisions to Treasury regulations could alter the manner in which tax reporting by the Trust and any nominee will be undertaken.

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule
K-1 to complete their income tax returns. The Trust and the Investing Pool will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the United States Internal Revenue Code of 1986, as amended (the “Code”) or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is “publicly traded,” as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

If less than 90% of the Trust’s gross income for any tax year constitutes qualifying income, for any reason, other than a failure that is determined to be inadvertent and that is cured within a reasonable time after discovery, or if the Trust is required to register under the Investment Company Act, the Trust’s items of income and deduction would not pass through to the Trust’s Shareholders and the Trust’s Shareholders would be treated for U.S. federal income tax purposes as stockholders in a corporation. The Trust would be required to pay income tax at corporate rates on its net taxable income. Distributions by the Trust to its Shareholders would constitute dividend income taxable to such holders to the extent of the Trust’s earnings and profits and the payment of these distributions would not be deductible by the Trust. These consequences could have a material adverse effect on the Trust, its Shareholders and the value of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable

c)	1,400,000 Shares (28 Baskets) were redeemed during the quarter ended March 31, 2013.

Period	Total Number of Shares Redeemed	Average Price Per Share
1/01/13 to 1/31/13	850,000	$32.87
2/01/13 to 2/28/13	100,000	32.99
3/01/13 to 3/31/13	450,000	32.70

Total	1,400,000	32.82

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
4.1	Second Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
4.2	Amended and Restated Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.1	Amended and Restated Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.4	Amended and Restated Futures and Options Account Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.6	Master Services Agreement is incorporated by reference to Exhibit 10.6 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2013

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2013

*

The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.