Form 10-Q
period 2013-06-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2013-08-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Statements of Financial Condition (Unaudited)

At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,041,431,220	$1,167,588,732

Total Assets	$1,041,431,220	$1,167,588,732

Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 33,650,000 issued and outstanding at June 30, 2013 and 35,550,000 issued and outstanding at December 31, 2012	1,041,431,220	1,167,588,732

Total Shareholders’ Capital	1,041,431,220	1,167,588,732

Total Liabilities and Shareholders’ Capital	$1,041,431,220	$1,167,588,732

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$174,777	$268,312	$402,800	$367,407

Total investment income	174,777	268,312	402,800	367,407

Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fees	2,003,672	2,402,851	4,157,789	4,990,406
Brokerage commissions and fees	—	3,630	550	3,630

Total expenses	2,003,672	2,406,481	4,158,339	4,994,036

Net investment loss	(1,828,895)	(2,138,169)	(3,755,539)	(4,626,629)

Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	2,140	1,238	4,826	(1,604)
Net realized loss on futures contracts	(4,110,681)	(9,700,055)	(6,779,712)	(9,700,055)
Net change in unrealized appreciation/depreciation on futures contracts	(62,881,848)	(166,781,770)	(56,356,987)	(87,383,243)

Net realized and unrealized loss	(66,990,389)	(176,480,587)	(63,131,873)	(97,084,902)

Net loss	$(68,819,284)	$(178,618,756)	$(66,887,412)	$(101,711,531)

Net loss per Share	$(2.02)	$(4.50)	$(1.94)	$(2.55)
Weighted-average Shares outstanding	34,093,956	39,680,769	34,530,663	39,933,516

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the six months ended June 30, 2013

and the year ended December 31, 2012

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Shareholders’ Capital, Beginning of Period	$1,167,588,732	$1,313,291,939
Contributions	33,239,664	60,395,586
Redemptions	(92,509,764)	(192,357,388)
Net investment loss	(3,755,539)	(8,768,838)
Net realized gain (loss) on short-term investments	4,826	(1,661)
Net realized loss on futures contracts	(6,779,712)	(14,329,369)
Net change in unrealized appreciation/depreciation on futures contracts	(56,356,987)	9,358,463

Shareholders’ Capital, End of Period	$1,041,431,220	$1,167,588,732

Net Asset Value per Share, End of Period	$30.95	$32.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(66,887,412)	$(101,711,531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	126,157,512	131,819,478

Net cash provided by operating activities	59,270,100	30,107,947

Cash Flows from Financing Activities
Contributions	33,239,664	40,229,595
Redemptions	(92,509,764)	(70,337,542)

Net cash used in financing activities	(59,270,100)	(30,107,947)

Net increase in cash and cash equivalents	—	—

Cash and Cash Equivalents
Beginning of period	—	—

End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

At June 30, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Second Amended and Restated Trust Agreement, dated as of March 1, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of interests in the limited liability company interests of the Investing Pool. The Investing Pool holds long positions in exchange-traded index futures contracts, or “Index Futures,” which may be of various expirations, on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”), together with cash, U.S. Treasury securities or short-term securities and similar securities that are eligible as margin deposits for the Investing Pool’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”) and are called Commodity Excess Return Futures (“CERFs”).

It is the objective of the Trust that the performance of the Shares correspond generally, but will not necessarily be identical, to the performance of the S&P GSCI™ Total Return Index, which represents the return on a fully collateralized investment in the S&P CSCI-ER, before payment of the Trust’s and the Investing Pool’s expenses and liabilities.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. BAMII is an indirect subsidiary of BlackRock, Inc.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on February 28, 2013.

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

At June 30, 2013, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool’s valuation policies for securities and futures positions, will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2013

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

The Trust is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Trust is not subject to income taxes. Shareholders are individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

The Sponsor has reviewed the tax positions as of June 30, 2013, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Interest and distributions received by the Investing Pool on the assets posted as margin may be used to acquire additional Index Futures and Collateral Assets or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

G.	Recent Accounting Standard

In June 2013, the FASB issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for the Trust for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Trust’s financial statements.

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). The baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. Prior to April 8, 2013, the Investing Pool was required to deposit cash margin with its futures commission merchant (its “Clearing FCM”) with a value equal to 100% of the value of each Index Future position at the time such position was established. As a result of certain amendments to the CME rules for the Index Futures that became effective on April 8, 2013, the margin requirements applicable to certain market participants, such as the Investing Pool, were replaced with the initial and variation margin requirements applicable to other market participants. Collateral Assets not held at the Clearing FCM are held in the Investing Pool’s accounts.

Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2013

On June 30, 2013, the Trust had 33,650,000 Shares outstanding.

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

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2013 to June 30, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$32.84

Net investment loss	(0.11)
Realized and unrealized loss	(1.78)

Net decrease in net assets from operations	(1.89)

Net asset value per Share, end of period	$30.95

Ratio to average net assets:
Net investment loss(a)	(0.68)%
Expenses(a)	0.75%

Total return, at net asset value(b)	(5.76)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition (Unaudited)

At June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$1,328,594	$204,654
Cash and cash equivalents held at brokers (restricted)	11,128,448	53,468,750
Short-term investments	984,373,979	—
Short-term investments held at brokers (restricted)	52,498,750	1,111,734,878
Receivable for variation margin on open futures contracts (Note 9)	—	2,942,400
Interest receivable	—	161

Total Assets	$1,049,329,771	$1,168,350,843

Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$7,229,218	$—
Management fees payable	653,673	745,492

Total Liabilities	7,882,891	745,492

Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	15,660	16,619
Limited member	1,041,431,220	1,167,588,732

Total Members’ Equity	1,041,446,880	1,167,605,351

Total Liabilities and Members’ Equity	$1,049,329,771	$1,168,350,843

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Investment Income
Interest	$174,779	$268,316	$402,804	$367,412

Total investment income	174,779	268,316	402,804	367,412

Expenses
Management fees	2,003,702	2,402,881	4,157,850	4,990,469
Brokerage commissions and fees	—	3,630	550	3,630

Total expenses	2,003,702	2,406,511	4,158,400	4,994,099

Net investment loss	(1,828,923)	(2,138,195)	(3,755,596)	(4,626,687)

Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	2,140	1,238	4,826	(1,604)
Net realized loss on futures contracts	(4,110,743)	(9,700,180)	(6,779,813)	(9,700,180)
Net change in unrealized appreciation/depreciation on futures contracts	(62,882,758)	(166,783,860)	(56,357,788)	(87,384,310)

Net realized and unrealized loss	(66,991,361)	(176,482,802)	(63,132,775)	(97,086,094)

Net loss	$(68,820,284)	$(178,620,997)	$(66,888,371)	$(101,712,781)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity (Unaudited)

For the six months ended June 30, 2013

and the year ended December 31, 2012

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351
Contributions	—	33,239,664	33,239,664
Redemptions	—	(92,509,764)	(92,509,764)
Net investment loss	(57)	(3,755,539)	(3,755,596)
Net realized gain on short-term investments	—	4,826	4,826
Net realized loss on futures contracts	(101)	(6,779,712)	(6,779,813)
Net change in unrealized appreciation/depreciation on futures contracts	(801)	(56,356,987)	(56,357,788)

Members’ Equity, June 30, 2013	$15,660	$1,041,431,220	$1,041,446,880

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	60,395,586	60,395,586
Redemptions	—	(192,357,388)	(192,357,388)
Net investment loss	(114)	(8,768,838)	(8,768,952)
Net realized loss on short-term investments	—	(1,661)	(1,661)
Net realized loss on futures contracts	(191)	(14,329,369)	(14,329,560)
Net change in unrealized appreciation/depreciation on futures contracts	206	9,358,463	9,358,669

Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(66,888,371)	$(101,712,781)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchases of short-term investments	(1,851,182,418)	(1,715,436,239)
Sales/maturities of short-term investments	1,926,439,112	1,919,353,524
Accretion of discount	(389,719)	(317,729)
Net realized (gain) loss on short-term investments	(4,826)	1,604
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	42,340,302	(4,924,135)
Receivable for variation margin on open futures contracts	2,942,400	(61,741,680)
Interest receivable	161	(116)
Payable for variation margin on open futures contracts	7,229,218	(552,020)
Management fees payable	(91,819)	(136,045)

Net cash provided by operating activities	60,394,040	34,534,383

Cash Flows from Financing Activities
Contributions	33,239,664	40,229,595
Redemptions	(92,509,764)	(70,337,542)

Net cash used in financing activities	(59,270,100)	(30,107,947)

Net increase in cash and cash equivalents	1,123,940	4,426,436

Cash and Cash Equivalents
Beginning of period	204,654	94,645

End of period	$1,328,594	$4,521,081

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At June 30, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$357,446,000	0.04% - 0.05% due 8/01/13	$357,430,997
425,000,000	0.05% due 9/05/13	424,964,938
254,500,000	0.04% - 0.05% due 9/19/13	254,476,794

	Total United States Treasury bills – 99.56%(a)	$1,036,872,729

(a)	Percentage is based on members’ equity.

•	As of June 30, 2013, the open futures contracts were as follows:

Contracts	Expiration Date	Current Notional Amount	Net Unrealized Loss
23,178	March 2014	$1,041,531,244	$120,860,748

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited)

At June 30, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. BlackRock Asset Management International Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in exchange-traded index futures contracts, or “Index Futures,” which may be of various expirations, on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). In order to support margin requirements applicable to its Index Future positions, the Investing Pool also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”) and are called Commodity Excess Return Futures (“CERFs”).

It is the objective of the Investing Pool that its performance will correspond generally, but will not necessarily be identical, to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Investing Pool’s expenses and liabilities.

The Investing Pool is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and is operated by the Manager, a commodity pool operator registered with the CFTC. The Manager is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Investing Pool and is registered with the CFTC.

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

B.	Investment in Index Futures

Index Futures are futures contracts listed on the CME whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. Prior to April 8, 2013, the terms of the Index Futures required the Investing Pool to deposit initial margin with a value equal to 100% of the value of each Index Future position at the time the position was established, thereby making additional payments or receipts of cash (known as “variation margin”) unnecessary. On January 31, 2013 and February 8, 2013, the CME proposed amended rules for the Index Futures, including the Index Futures held by the Investing Pool. The changes relating to these amendments included eliminating the performance bond requirement that requires certain market participants, such as the Investing Pool, to deposit 100% margin in respect of their long positions in Index Futures, replacing it with the margin requirements applicable to other market participants. These amendments became effective on April 8, 2013. In connection with these changes on April 8, 2013, the excess Collateral Assets that were held as margin by the Investing Pool’s clearing futures commission merchant (“Clearing FCM”) were returned to the Investing Pool. On a daily basis, the Investing Pool is obligated to pay, or entitled to receive, variation margin in an amount equal to the daily settlement level of its Index Futures positions. Such payments or receipts are recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Investing Pool records a realized gain or loss based on the

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2013

difference between the value of the Index Future at the time it was opened and the value at the time it was closed. The Investing Pool deposits with the Clearing FCM the required margin for the Index Futures in the form of cash or other Collateral Assets. Index Futures are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the Index Future. If there is no announced CME settlement price for the Index Future on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the Index Futures. The Investing Pool’s investments in Index Futures have not been designated as hedging instruments. As a result, all changes in the fair value are reflected in the Statements of Operations.

The investment objective of the Investing Pool is to seek investment results that correspond generally, but will not necessarily be identical, to the performance of the Index before payment of the Investing Pool’s expenses and liabilities, through holdings of long positions in Index Futures and related Collateral Assets.

For futures contracts, counterparty credit risk is mitigated because futures contracts are exchange-traded and the exchange’s clearing house acts as central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account).

Please refer to Note 9 for additional disclosures regarding the Investing Pool’s investments in Index Futures.

C.	Cash and Cash Equivalents

The Investing Pool considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

As of June 30, 2013 and December 31, 2012, the Investing Pool had cash and cash equivalents held at brokers of $11,128,448 and $53,468,750 respectively, which were posted as margin for the Investing Pool’s Index Future positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of June 30, 2013 and December 31, 2012, the Investing Pool had short-term investments held at brokers of $52,498,750 and $1,111,734,878, respectively, which were posted as margin for the Investing Pool’s Index Future positions.

E.	Securities Transactions, Income and Expense Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Other income and expenses are recognized on the accrual basis.

F.	Income Taxes

The Investing Pool is treated as a partnership for federal, state and local income tax purposes.

No provision for federal, state, and local income taxes has been made in the accompanying financial statements because the Investing Pool is not subject to income taxes. Holders of interests in the Investing Pool are individually responsible for their own tax payments on their proportionate share of income, gain, loss, deduction, expense and credit.

The Manager has reviewed the tax positions as of June 30, 2013, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Investing Pool’s financial statements.

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2013

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

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company. ASU 2013-08 is effective for the Investing Pool for fiscal years beginning after December 15, 2013, and interim periods within those fiscal years. Management is evaluating the impact of this guidance on the Investing Pool’s financial statements.

3 - Offering of the Investing Pool Interests

Interests in the Investing Pool (“Investing Pool Interests”) are issued only to and redeemable only by the iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) in exchange for Index Futures and Collateral Assets. The baskets of Index Futures and Collateral Assets are transferred to or from the Trust in exchange for Investing Pool Interests. Individual investors cannot purchase or redeem Investing Pool Interests. The Investing Pool transacts only with the Trust and the Manager.

Redemptions of Investing Pool Interests in exchange for Index Futures and Collateral Assets are treated as sales for financial statement purposes.

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

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2013

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2013 to June 30, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss(a)	(0.68)%
Expenses(a)	0.75%

Total return(b)	(5.83)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Index Futures

Substantially all of the Investing Pool’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2013 and the year ended December 31, 2012, the average month-end notional amounts of open Index Futures were $1,113,478,681 and $1,293,502,033, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of June 30, 2013 and December 31, 2012:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,229,218

December 31, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$2,942,400	Payable for variation margin on open futures contracts	$—

iShares® S&P GSCI™ Commodity-Indexed Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

At June 30, 2013

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the six months ended June 30, 2013 and 2012:

Six Months Ended June 30, 2013	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation / Depreciation
Commodity contracts	Net realized loss on futures contracts	$(6,779,813)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(56,357,788)

Six Months Ended June 30, 2012
Commodity contracts	Net realized loss on futures contracts	$(9,700,180)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(87,384,310)

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures defines fair value as the price the Investing Pool would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Investing Pool’s policy is to value its investments at fair value.

Investments in Index Futures are measured at fair value using the last reported CME settlement price for Index Futures.

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

At June 30, 2013

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

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Futures(a)	$(120,860,748)	$—	$—	$(120,860,748)
U.S. Treasury bills	—	1,036,872,729	—	1,036,872,729

December 31, 2012
Futures(a)	$(64,502,960)	$—	$—	$(64,502,960)
U.S. Treasury bills	—	1,111,734,878	—	1,111,734,878

(a)	Futures are valued at unrealized appreciation (depreciation).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Investing Pool, the Sponsor, the Manager, the Advisor, the Trust Administrator, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Investing Pool, the Sponsor, the Manager, the Advisor, the Trust Administrator, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). The Investing Pool holds long positions in exchange-traded index futures contracts, which may be of various expirations (“Index Futures”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Investing Pool’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”). It is the objective of the Trust that the performance of the Shares correspond generally, but will not necessarily be identical, to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool have delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of Shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of Index Futures and cash (or, at the discretion of the Sponsor, other Collateral Assets in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant and only in Baskets.

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “GSG.”

Valuation of Index Futures; Computation of Trust’s Net Asset Value

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

The Manager values the Investing Pool’s long position in Index Futures on the basis of that day’s announced CME settlement price for the Index Futures held by the Investing Pool. The value of the Investing Pool’s position in any particular Index Future contract (including any related margin) equals the product of (a) the number of such Index Futures owned by the Investing Pool, (b) the settlement price of such Index Future on the date of calculation and (c) the multiplier of such Index Future. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Manager uses the most recently announced CME settlement price unless the Manager determines that such price is inappropriate as a basis for valuation. The daily settlement price for the Index Future is established by the CME shortly after the close of trading in Chicago on each trading day.

The Manager values all other property of the Investing Pool at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Manager, if the current market value cannot be determined.

Once the value of the Index Futures and interest earned on any Collateral Assets and any other assets of the Investing Pool have been determined, the Manager subtracts all accrued expenses and liabilities of the Investing Pool as of the time of calculation in order to calculate the net asset value of the Investing Pool. The Manager, or the Investing Pool Administrator on its behalf, then calculates the value of the Trust’s interests in the Investing Pool (“Investing Pool Interests”) and provides this information to the Trustee.

Once the value of the Trust’s Investing Pool Interests has been determined and provided to the Trustee, the Trustee subtracts all accrued expenses and other liabilities of the Trust from the total value of the assets of the Trust, in each case as of the calculation time. The resulting amount is the net asset value of the Trust. The Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to NAV that may result from creation and redemption activity are not reflected in the NAV calculations for purposes of the Trust’s and the Investing Pool’s operations for the Business Day on which they occur, but are reflected in the Trust’s and Investing Pool’s financial statements as of such Business Day. Creation and redemption orders received after 2:40 p.m. New York time are not deemed to be received and the related creation or redemption will not be deemed to occur until the following Business Day. Subject to the approval of the Trustee, Baskets may be created solely for cash, but the related creation orders will be deemed received as of the following Business Day unless received by 10:00 a.m. New York time. Orders are expected to settle by 11:00 a.m. New York time on the Business Day following the Business Day on which such orders are deemed to be received.

Results of Operations

The Quarter Ended June 30, 2013

The Trust’s net asset value decreased from $1,145,825,199 at March 31, 2013 to $1,041,431,220 at June 30, 2013. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of the March 2014 Index Futures from $477.30 at March 31, 2013 to $449.36 at June 30, 2013, a 5.85% decrease. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 34,800,000 Shares at March 31, 2013 to 33,650,000 Shares at June 30, 2013, a consequence of 350,000 Shares (7 Baskets) being created and 1,500,000 Shares (30 Baskets) being redeemed during the quarter.

Net loss for the quarter ended June 30, 2013 was $68,819,284, resulting from a net investment loss of $1,828,895 and net realized and unrealized losses of $66,990,389 allocated from the Investing Pool. For the quarter ended June 30, 2013, the Trust had a net realized gain of $2,140 on short-term investments and net realized and unrealized losses of $66,992,529 on futures contracts allocated from the Investing Pool. Other than the management fees of $2,003,672 allocated from the Investing Pool, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2013

The Trust’s net asset value decreased from $1,167,588,732 at December 31, 2012 to $1,041,431,220 at June 30, 2013. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of the March 2014 Index Futures from $475.30 at December 31, 2012 to $449.36 at June 30, 2013, a 5.46% decrease. The Trust’s net asset value was also affected by a decrease in outstanding Shares, which fell from 35,550,000 Shares at December 31, 2012 to 33,650,000 Shares at June 30, 2013, a consequence of 1,000,000 Shares (20 Baskets) being created and 2,900,000 Shares (58 Baskets) being redeemed during the period.

Net loss for the six months ended June 30, 2013 was $66,887,412, resulting from a net investment loss of $3,755,539 and net realized and unrealized losses of $63,131,873 allocated from the Investing Pool. For the six months ended June 30, 2013, the Trust had a net realized gain of $4,826 on short-term investments and net realized and unrealized losses of $63,136,699 on futures contracts allocated from the Investing Pool. Other than the management fees of $4,157,789 and brokerage commissions and fees of $550 allocated from the Investing Pool, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s sole asset as of June 30, 2013 was its investment in the Investing Pool. The Investing Pool’s assets consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for the Investing Pool’s Index Future positions. The Trust and the Investing Pool do not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Manager has assumed most of the ordinary expenses incurred by the Investing Pool. The Sponsor has also agreed to assume most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2013, the market for Index Futures had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust and the Investing Pool if the Investing Pool were required to liquidate its Index Future positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s or the Investing Pool’s liquidity needs.

Because the Investing Pool trades Index Futures, its capital is at risk due to changes in the value of the Index Futures or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Investing Pool holds Index Future positions and Collateral Assets to satisfy applicable margin requirements on those Index Future positions. Because of this limited diversification of the Investing Pool’s assets, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares. The value of the Index Futures is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The Investing Pool’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Credit Risk

When the Investing Pool purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Future position, and of a default by its clearing futures commission merchant (the “Clearing FCM”). In the case of such a default, the Investing Pool may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Investing Pool is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of Index Futures. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2013, the Investing Pool’s open Index Future positions (long) were as follows:

Number of Contracts:	23,178
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$501.51
Notional Amount (Fair Value):	$1,041,531,244

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2013, which was $449.36 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, it is the objective of the Trust, through its investment in the Investing Pool that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the Index, before payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Investing Pool’s Index Future positions. As a result, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares.

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the value of the Index Futures, any commodities underlying the Index or the S&P GSCI-ER, or any Collateral Assets. The Investing Pool’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

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

Bankruptcy of the Investing Pool’s Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, CME’s clearing house is permitted to use the entire amount of margin posted by the Investing Pool (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Investing Pool could be unable to recover amounts due to it on its Index Future positions, including assets posted as margin, and could sustain substantial losses, even if the level of the S&P GSCI-ER increases.

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

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indices, to track the appropriate market performance. The Index Sponsor’s only relationship to BAMII, the Trustee, the Trust or the Investing Pool is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to BAMII, the Trustee, the Trust or the Investing Pool. The Index Sponsor has no obligation to take the needs of BAMII, the Trustee, the Trust, the Investing Pool or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the NAV or the composition of the Index Futures and Collateral Assets for which Shares are created or redeemed. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

•	SEI Investments Distribution Co., as “Processing Agent,” who performs certain functions in connection with processing creation and redemption orders; and

•	PricewaterhouseCoopers LLP, who provides tax reporting and related services.

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

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its counterparties with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, an Exchange, or an exchange on which the futures contracts underlying the Index trade, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond its or its counterparties’ control. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to those of the Index or otherwise expose it to loss.

Although it is generally expected that the Trust’s direct counterparties will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the counterparties or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances

The price you receive upon the sale of your Shares may be less than their NAV.

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

Additionally, the Sponsor and the Trustee exercise substantial control over the Trust’s activities, and the Manager exercises substantial control over the Investing Pool’s activities. Among other things, the trust agreement of the Trust authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Trustee oversight over NAV calculations and the creation and redemption process and the investing pool gives the Manager the right to liquidate the Investing Pool if it deems such liquidation advisable. The Sponsor and the Trustee may amend the provisions of the Trust’s trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, and the Manager and the Trust may amend the provisions of the Investing Pool’s limited liability company agreement, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	1,500,000 Shares (30 Baskets) were redeemed during the quarter ended June 30, 2013.

Period	Total Number of Shares Redeemed	Average Price Per Share
4/01/13 to 4/30/13	750,000	$30.46
5/01/13 to 5/31/13	450,000	31.39
6/01/13 to 6/30/13	300,000	31.94

Total	1,500,000	31.04

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
3.2	Amended and Restated Certificate of Formation of iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC is incorporated by reference to Exhibit 3.2(i) to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007
4.1	Second Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
4.2	Amended and Restated Limited Liability Company Agreement is incorporated by reference to Exhibit 4.2 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
4.3	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.3 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.1	Amended and Restated Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.3	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.3 to the registrants’ Registration Statement Form S-1 (Nos. 333-126810, 333-126810-01) filed with the Securities and Exchange Commission on May 26, 2006
10.4	Amended and Restated Futures and Options Account Agreement is incorporated by reference to Exhibit 10.4 to the registrants’ Current Report Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
10.6	Master Services Agreement is incorporated by reference to Exhibit 10.6 to the registrants’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Trust
31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, for iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2013

/s/ Jack Gee
Jack Gee
Chief Operating Officer and Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2013

*

The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.