Form 10-Q
period 2013-09-30
iShares S&P GSCI Commodity-Indexed Trust; iShares S&P GSCI Commodity-Indexed Investing Pool LLC
filed 2013-11-08
CIK 1332174, 1346616

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________to __________

Commission file numbers:	001-32947 (registrant)
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

Indicate by check mark whether the registrant and co-registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant and co-registrant were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	(registrant)	Accelerated filer	[ ]

Non-accelerated filer	[ ]		Smaller reporting company	[ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant and co-registrant are shell companies (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition (Unaudited)

At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Current Assets
Investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	$1,273,974,811	$1,167,588,732
Total Assets	$1,273,974,811	$1,167,588,732
Liabilities and Shareholders’ Capital
Current Liabilities
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 39,350,000 issued and outstanding at September 30, 2013 and 35,550,000 issued and outstanding at December 31, 2012	1,273,974,811	1,167,588,732
Total Shareholders’ Capital	1,273,974,811	1,167,588,732
Total Liabilities and Shareholders’ Capital	$1,273,974,811	$1,167,588,732

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Interest	$94,496	$317,614	$497,296	$685,021
Total investment income	94,496	317,614	497,296	685,021
Expenses Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Management fees	2,234,440	2,440,656	6,392,229	7,431,062
Brokerage commissions and fees	—	—	550	3,630
Total expenses	2,234,440	2,440,656	6,392,779	7,434,692
Net investment loss	(2,139,944)	(2,123,042)	(5,895,483)	(6,749,671)
Realized and Unrealized Gain (Loss) Allocated from iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC
Net realized gain (loss) on short-term investments	1,086	—	5,912	(1,604)
Net realized loss on futures contracts	(944,965)	(55,078)	(7,724,677)	(9,755,133)
Net change in unrealized appreciation/depreciation on futures contracts	45,995,242	136,069,574	(10,361,745)	48,686,331
Net realized and unrealized gain (loss)	45,051,363	136,014,496	(18,080,510)	38,929,594
Net gain (loss)	$42,911,419	$133,891,454	$(23,975,993)	$32,179,923
Net gain (loss) per Share	$1.19	$3.45	$(0.68)	$0.81
Weighted-average Shares outstanding	36,134,239	38,782,065	35,071,062	39,547,993

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the nine months ended September 30, 2013 and the year ended December 31, 2012

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Shareholders’ Capital, Beginning of Period	$1,167,588,732	$1,313,291,939
Contributions	263,677,995	60,395,586
Redemptions	(133,315,923)	(192,357,388)
Net investment loss	(5,895,483)	(8,768,838)
Net realized gain (loss) on short-term investments	5,912	(1,661)
Net realized loss on futures contracts	(7,724,677)	(14,329,369)
Net change in unrealized appreciation/depreciation on futures contracts	(10,361,745)	9,358,463
Shareholders’ Capital, End of Period	$1,273,974,811	$1,167,588,732
Net Asset Value per Share, End of Period	$32.38	$32.84

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net gain (loss)	$(23,975,993)	$32,179,923
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Increase in investment in iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC	(106,386,079)	(12,319,155)
Net cash provided by (used in) operating activities	(130,362,072)	19,860,768
Cash Flows from Financing Activities
Contributions	263,677,995	53,845,870
Redemptions	(133,315,923)	(73,706,638)
Net cash provided by (used in) financing activities	130,362,072	(19,860,768)
Net increase in cash and cash equivalents	—	—
Cash and Cash Equivalents
Beginning of period	—	—
End of period	$—	$—

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

 September 30, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and “Manager” of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Second Amended and Restated Trust Agreement, dated as of March 1, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the net assets of the Trust consist of interests in the limited liability company interests of the Investing Pool. The Investing Pool holds long positions in exchange-traded index futures contracts, or "Index Futures," which may be of various expirations, on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”), together with cash, U.S. Treasury securities or short-term securities and similar securities that are eligible as margin deposits for the Investing Pool’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”) and are called Commodity Excess Return Futures (“CERFs”).

It is the objective of the Trust that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the S&P GSCI™ Total Return Index, which represents the return on a fully collateralized investment in the S&P CSCI-ER, before payment of the Trust’s and the Investing Pool’s expenses and liabilities.

The Trust and the Investing Pool are each commodity pools, as defined in the Commodity Exchange Act (the "CEA") and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. BAMII is an indirect subsidiary of BlackRock, Inc.

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

Notes to Financial Statements (Unaudited) (Continued)

 September 30, 2013

At September 30, 2013, the Trust owned 99.99% of the Investing Pool’s net assets. Because the Trust invests substantially all of its assets in the Investing Pool, the accounting policies of the Investing Pool, including the Investing Pool's valuation policies for securities and futures positions will directly affect the recorded value of the Trust’s investment in the Investing Pool. The Trust also receives a daily allocation of its respective income, expenses and net realized and unrealized gains and losses in proportion to its investment in the Investing Pool.

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

The Sponsor has reviewed the tax positions as of September 30, 2013, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). The baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are transferred to or from the Investing Pool in exchange for limited liability company interests in the Investing Pool. Prior to April 8, 2013, the Investing Pool was required to deposit cash margin with its futures commission merchant (its "Clearing FCM") with a value equal to 100% of the value of each Index Future position at the time such position was established. As a result of certain amendments to the CME rules for the Index Futures that became effective on April 8, 2013, the margin requirements applicable to certain market participants, such as the Investing Pool, were replaced with the initial and variation margin requirements applicable to other market participants. Collateral Assets not held at the Clearing FCM are held in the Investing Pool's accounts.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) (Continued)

 September 30, 2013

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

On September 30, 2013, the Trust had 39,350,000 Shares outstanding.

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

 September 30, 2013

8 - Net Asset Value and Financial Highlights

The Trust is presenting the following net asset values and financial highlights related to investment performance and operations for a Share outstanding for the period from January 1, 2013 to September 30, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The net investment income (loss) and total expense ratios have been annualized and include the allocation of net investment income (loss) and expenses from the Investing Pool. The total return is based on the change in net asset value of a Share during the period. An investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share, beginning of period	$32.84

Net investment loss	(0.17)
Realized and unrealized loss	(0.29)
Net decrease in net assets from operations	(0.46)
Net asset value per Share, end of period	$32.38

Ratio to average net assets:
Net investment loss(a)	(0.69)%
Expenses(a)	0.75%

Total return(b)	(1.40)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Financial Condition (Unaudited)

At September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$8,958,693	$204,654
Cash and cash equivalents held at brokers (restricted)	19,094,117	53,468,750
Short-term investments	1,204,426,274	—
Short-term investments held at brokers (restricted)	47,504,000	1,111,734,878
Receivable for variation margin on open futures contracts (Note 9)	—	2,942,400
Interest receivable	—	161
Total Assets	$1,279,983,084	$1,168,350,843
Liabilities and Members’ Equity
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$5,202,484	$—
Management fees payable	789,407	745,492
Total Liabilities	5,991,891	745,492
Commitments and Contingent Liabilities (Note 7)	—	—
Members’ Equity
General member	16,382	16,619
Limited member	1,273,974,811	1,167,588,732
Total Members’ Equity	1,273,991,193	1,167,605,351
Total Liabilities and Members’ Equity	$1,279,983,084	$1,168,350,843

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Investment Income
Interest	$94,498	$317,616	$497,302	$685,028
Total investment income	94,498	317,616	497,302	685,028
Expenses
Management fees	2,234,472	2,440,689	6,392,322	7,431,158
Brokerage commissions and fees	—	—	550	3,630
Total expenses	2,234,472	2,440,689	6,392,872	7,434,788
Net investment loss	(2,139,974)	(2,123,073)	(5,895,570)	(6,749,760)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	1,086	—	5,912	(1,604)
Net realized loss on futures contracts	(944,977)	(55,079)	(7,724,790)	(9,755,259)
Net change in unrealized appreciation/depreciation on futures contracts	45,996,006	136,071,359	(10,361,782)	48,687,049
Net realized and unrealized gain (loss)	45,052,115	136,016,280	(18,080,660)	38,930,186
Net gain (loss)	$42,912,141	$133,893,207	$(23,976,230)	$32,180,426

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Changes in Members’ Equity (Unaudited)

For the nine months ended September 30, 2013 and the year ended December 31, 2012

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351
Contributions	—	263,677,995	263,677,995
Redemptions	—	(133,315,923)	(133,315,923)
Net investment loss	(87)	(5,895,483)	(5,895,570)
Net realized gain on short-term investments	—	5,912	5,912
Net realized loss on futures contracts	(113)	(7,724,677)	(7,724,790)
Net change in unrealized appreciation/depreciation on futures contracts	(37)	(10,361,745)	(10,361,782)
Members’ Equity, September 30, 2013	$16,382	$1,273,974,811	$1,273,991,193

	General Member	Limited Member	Total Members’ Equity
Members’ Equity, December 31, 2011	$16,718	$1,313,291,939	$1,313,308,657
Contributions	—	60,395,586	60,395,586
Redemptions	—	(192,357,388)	(192,357,388)
Net investment loss	(114)	(8,768,838)	(8,768,952)
Net realized loss on short-term investments	—	(1,661)	(1,661)
Net realized loss on futures contracts	(191)	(14,329,369)	(14,329,560)
Net change in unrealized appreciation/depreciation on futures contracts	206	9,358,463	9,358,669
Members’ Equity, December 31, 2012	$16,619	$1,167,588,732	$1,167,605,351

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities
Net gain (loss)	$(23,976,230)	$32,180,426
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,313,089,740)	(4,144,911,857)
Sales/maturities of short-term investments	3,173,384,473	4,136,191,524
Accretion of discount	(484,217)	(618,926)
Net realized (gain) loss on short-term investments	(5,912)	1,604
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	34,374,633	7,600,426
Receivable for variation margin on open futures contracts	2,942,400	(9,156,880)
Interest receivable	161	(69)
Payable for variation margin on open futures contracts	5,202,484	(552,020)
Management fees payable	43,915	(14,855)
Net cash provided by (used in) operating activities	(121,608,033)	20,719,373
Cash Flows from Financing Activities
Contributions	263,677,995	53,845,870
Redemptions	(133,315,923)	(73,706,638)
Net cash provided by (used in) financing activities	130,362,072	(19,860,768)
Net increase in cash and cash equivalents	8,754,039	858,605
Cash and Cash Equivalents
Beginning of period	204,654	94,645
End of period	$8,958,693	$953,250

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Schedule of Investments (Unaudited)

At September 30, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills:
$442,446,000	0.01% - 0.03% due 10/31/13	$442,437,828
462,504,000	0.00%(a) - 0.01% due 12/05/13	462,500,212
346,996,000	0.01% due 12/19/13	346,992,234
	Total United States Treasury bills – 98.27%(b)	$1,251,930,274

(a)	Rounds to less than 0.01%
(b)	Percentage is based on members’ equity.

•	As of September 30, 2013, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
27,054	March 2014	$1,273,997,209	$74,864,742

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited)

September 30, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”) is a limited liability company organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. BlackRock Asset Management International Inc. (the “Manager”) is responsible for the administration of the Investing Pool. The Investing Pool holds long positions in exchange-traded index futures contracts, or "Index Futures," which may be of various expirations, on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). In order to support margin requirements applicable to its Index Future positions, the Investing Pool also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”) and are called Commodity Excess Return Futures (“CERFs”).

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

B.     Investment in Index Futures

Index Futures are futures contracts listed on the CME whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. Prior to April 8, 2013, the terms of the Index Futures required the Investing Pool to deposit initial margin with a value equal to 100% of the value of each Index Future position at the time the position was established, thereby making additional payments or receipts of cash (known as “variation margin”) unnecessary. On January 31, 2013 and February 8, 2013, the CME proposed amended rules for the Index Futures, including the Index Futures held by the Investing Pool. The changes relating to these amendments included eliminating the performance bond requirement that requires certain market participants, such as the Investing Pool, to deposit 100% margin in respect of their long positions in Index Futures, replacing it with the margin requirements applicable to other market participants. These amendments became effective on April 8, 2013. In connection with these changes on April 8, 2013, the excess Collateral Assets that were held as margin by the Investing Pool's clearing futures commission merchant (“Clearing FCM”) were returned to the Investing Pool. On a daily basis, the Investing Pool is obligated to pay, or entitled to receive, variation margin in an amount equal to the daily settlement level of its Index Futures positions. Such payments or receipts are recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Investing Pool records a realized gain or loss based on the difference between the value of the Index Future at the time it was opened and the value at the time it was closed. The Investing Pool deposits with the Clearing FCM the required margin for the Index Futures in the form of cash or other Collateral Assets. Index Futures are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the Index Future. If there is no announced CME settlement price for the Index Future on that day, the Manager will use the most recently announced CME settlement price unless the Manager determines that the price is inappropriate as a basis for the valuation of the Index Futures. The Investing Pool’s investments in Index Futures have not been designated as hedging instruments. As a result, all changes in the fair value are reflected in the Statements of Operations.

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2013

The investment objective of the Investing Pool is to seek investment results that will correspond generally, but will not necessarily be identical, to the performance of the Index before payment of the Investing Pool’s expenses and liabilities, through holdings of long positions in Index Futures and related Collateral Assets.

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

As of September 30, 2013 and December 31, 2012, the Investing Pool had cash and cash equivalents held at brokers of $19,094,117 and $53,468,750, respectively, which were posted as margin for the Investing Pool's Index Future positions.

D.     Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of September 30, 2013 and December 31, 2012, the Investing Pool had short-term investments held at brokers of $47,504,000 and $1,111,734,878, respectively, which were posted as margin for the Investing Pool's Index Future positions.

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

The Manager has reviewed the tax positions as of September 30, 2013, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Investing Pool’s financial statements.

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

September 30, 2013

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

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2013

8 - Financial Highlights

The Investing Pool is presenting the following financial highlights related to investment performance and operations for the period from January 1, 2013 to September 30, 2013. The net investment income (loss) and total expense ratios are calculated using average net assets and have been annualized. The total return is based on the change in the net asset value during the period.

Ratio to average net assets:
Net investment loss(a)	(0.69)%
Expenses(a)	0.75%

Total return(b)	(2.00)%

(a)	Percentage is annualized.
(b)	Percentage is not annualized.

9 - Investing in Index Futures

Substantially all of the Investing Pool’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Investing Pool will fluctuate based upon the value of the S&P GSCI-ER and the prices of the commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2013 and the year ended December 31, 2012, the average month-end notional amounts of open Index Futures were $1,140,268,847 and $1,293,502,033, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2013 and December 31, 2012:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,202,484

December 31, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$2,942,400	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the nine months ended September 30, 2013 and 2012:

Nine Months Ended September 30, 2013	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized loss on futures contracts	$(7,724,790)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(10,361,782)

Nine Months Ended September 30, 2012
Commodity contracts	Net realized loss on futures contracts	$(9,755,259)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	48,687,049

iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC

Notes to Financial Statements (Unaudited) (Continued)

September 30, 2013

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

Various inputs are used in determining the fair value of financial instruments. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for a financial instrument within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

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

The following table summarizes the valuation of the Investing Pool’s investments by the fair value hierarchy levels as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Futures(a)	$(74,864,742)	$—	$—	$(74,864,742)
U.S. Treasury bills	—	1,251,930,274	—	1,251,930,274

December 31, 2012
Futures(a)	$(64,502,960)	$—	$—	$(64,502,960)
U.S. Treasury bills	—	1,111,734,878	—	1,111,734,878

(a)	Futures contracts are valued at unrealized appreciation (depreciation).

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. Substantially all of the assets of the Trust consist of interests in the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). The Investing Pool holds long positions in exchange-traded index futures contracts, which may be of various expirations (“Index Futures”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Investing Pool's Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Investing Pool are listed on the Chicago Mercantile Exchange (the “CME”). It is the objective of the Trust that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s and the Investing Pool’s expenses and liabilities. The Index is intended to reflect the performance of a diversified group of commodities. BlackRock Asset Management International Inc. (“BAMII”) is the “Sponsor” of the Trust and the “Manager” of the Investing Pool. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust and the Investing Pool are commodity pools, as defined in the regulations of the Commodity Futures Trading Commission (the “CFTC”) and are operated by BAMII, a commodity pool operator registered with the CFTC. The Trust and the Investing Pool have delegated some of the administration to State Street Bank and Trust Company (the “Trust Administrator” or “Investing Pool Administrator”). Wilmington Trust Company, a Delaware banking corporation, serves as the “Delaware Trustee” of the Trust. Neither the Trust nor the Investing Pool is an investment company registered under the Investment Company Act of 1940, as amended.

The Trust intends to offer Shares on a continuous basis but is not required to do so and may suspend the offering of Shares at any time. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). These transactions are generally in exchange for consideration (or redemption proceeds) consisting of Index Futures and cash (or, at the discretion of the Sponsor, other Collateral Assets in lieu of cash) with a value equal to the net asset value per Basket on the date the creation or redemption order is received in proper form. Only certain institutions, called “Authorized Participants,” that enter into an agreement with the Trust may purchase or redeem Baskets. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares; they may redeem their Shares only through an Authorized Participant.

Shares of the Trust trade on NYSE Arca, Inc. ("NYSE Arca") under the symbol “GSG.”

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

Results of Operations

The Quarter Ended September 30, 2013

The Trust’s net asset value increased from $1,041,431,220 at June 30, 2013 to $1,273,974,811 at September 30, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 33,650,000 Shares at June 30, 2013 to 39,350,000 Shares at September 30, 2013, a consequence of 6,950,000 Shares (139 Baskets) being created and 1,250,000 Shares (25 Baskets) being redeemed during the quarter. The Trust's net asset value also benefited from an increase in the price of the March 2014 Index Futures from $449.36 at June 30, 2013 to $470.91 at September 30, 2013, a 4.80% increase.

Net gain for the quarter ended September 30, 2013 was $42,911,419, resulting from a net investment loss of $2,139,944 and net realized and unrealized gains of $45,051,363 allocated from the Investing Pool. For the quarter ended September 30, 2013, the Trust had a net realized gain of $1,086 on short-term investments and net realized and unrealized gains of $45,050,277 on futures contracts allocated from the Investing Pool. Other than the management fees of $2,234,440 allocated from the Investing Pool, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2013

The Trust’s net asset value increased from $1,167,588,732 at December 31, 2012 to $1,273,974,811 at September 30, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 35,550,000 Shares at December 31, 2012 to 39,350,000 Shares at September 30, 2013, a consequence of 7,950,000 Shares (159 Baskets) being created and 4,150,000 Shares (83 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a decrease in the price of the March 2014 Index Futures from $475.30 at December 31, 2012 to $470.91 at September 30, 2013, a 0.92% decrease.

Net loss for the nine months ended September 30, 2013 was $23,975,993, resulting from a net investment loss of $5,895,483 and net realized and unrealized losses of $18,080,510 allocated from the Investing Pool. For the nine months ended September 30, 2013, the Trust had a net realized gain of $5,912 on short-term investments and net realized and unrealized losses of $18,086,422 on futures contracts allocated from the Investing Pool. Other than the management fees of $6,392,229 and brokerage commissions and fees of $550 allocated from the Investing Pool, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s sole asset as of September 30, 2013 was its investment in the Investing Pool. The Investing Pool’s assets consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for the Investing Pool's Index Future positions. The Trust and the Investing Pool do not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Investing Pool and is used to pay the fixed fee to the Manager and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Investing Pool, the Manager has assumed most of the ordinary expenses incurred by the Investing Pool. The Sponsor has also agreed to assume most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Investing Pool could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2013, the market for Index Futures had not developed significant liquidity and the Investing Pool represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust and the Investing Pool if the Investing Pool were required to liquidate its Index Future positions.

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

Credit Risk

When the Investing Pool purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME's clearing house, which serves as the counterparty to each Index Future position, and of a default by its clearing futures commission merchant (the "Clearing FCM"). In the case of such a default, the Investing Pool may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Investing Pool is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust and Investing Pool are exposed to commodity price risk through the Investing Pool’s holdings of Index Futures. The following table provides information about the Investing Pool’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2013, the Investing Pool’s open Index Future positions (long) were as follows:

Number of Contracts:	27,054
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$498.58
Notional Amount (Fair Value):	$1,273,997,209

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2013, which was $470.91 per contract, and the $100 multiplier applicable under the contract terms.

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

Neither the Trust nor the Investing Pool will engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER, or the value of any Collateral Assets. The Investing Pool’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, with the participation of the Trustee and the Investing Pool Administrator, have evaluated the effectiveness of the Trust’s and Investing Pool’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust and the Investing Pool were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust and the Investing Pool file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor and Manager performing functions equivalent to those a principal executive officer and principal financial officer of the Trust and the Investing Pool would perform if the Trust and the Investing Pool had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The following events, among others, would generally result in a decline in the price of the Shares:

•

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the S&P GSCI™ Commodity Index, or the "S&P GSCI™," increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

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

In calculating the S&P GSCI-ER, if the relevant trading facility does not publish a settlement price as scheduled, or publishes a settlement price that, in the reasonable judgment of the "Index Sponsor," S&P Dow Jones Indices LLC, a subsidiary of the McGraw-Hill Companies, is manifestly incorrect, the Index Sponsor may determine the settlement price in its reasonable judgment. In addition, if any day on which the Index Sponsor calculates the S&P GSCI-ER is a day on which a relevant trading facility for a contract on a commodity that underlies the S&P GSCI-ER is not open, then the Index Sponsor uses the settlement price for that contract as of the last day on which that trading facility was open. In these circumstances, the value of the Index Futures and the value of your Shares may be adversely affected.

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

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC adopted regulations in October 2011 (the “Position Limits Rules”) that impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “referenced contracts”). The Position Limits Rules, which were scheduled to phase in beginning October 12, 2012, were vacated by the U.S. District Court for the District of Columbia in a decision dated September 28, 2012, and remanded to the CFTC for determination on whether the CFTC should impose position limits without a finding of necessity and appropriateness, in the context of the statutory provisions of the Commodity Exchange Act (the "CEA"). On November 15, 2012, the CFTC filed a notice of appeal of the district court decision.

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

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust, the Investing Pool and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules (the “DCM Proposed Rules”) that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated. Generally, the Investing Pool’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the CME's central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

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

In the event of the bankruptcy of the Clearing FCM or the CME's clearing house, the Investing Pool could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Investing Pool would be afforded the protections granted to customers of a futures commission merchant (“FCM”), and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Investing Pool to recover all, or even any, of the amounts it has deposited as margin.

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

•	SEI Investments Distribution Co., as "Processing Agent," who performs certain functions in connection with processing creation and redemption orders; and

•	PricewaterhouseCoopers LLP, who provides tax reporting and related services.

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

Although it is generally expected that the Trust’s direct counterparties will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the counterparties or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation by the Trustee without a successor, the Trust becoming subject to regulation as an "investment company," the liquidation of the Investing Pool the Trust or the Investing Pool becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances redeem its holdings in Investing Pool Interests, and the Investing Pool will sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

In connection with any such liquidation, Trust property may be sold for prices that are less than the portion of the NAV attributable to such Trust property. Accordingly, the liquidation of Trust property may result in losses, or adversely affect your gains, on your investment in Shares.

The Manager has broad discretion to liquidate the Investing Pool at any time.

The Investing Pool’s limited liability company agreement provides the Manager with broad discretion to liquidate the Investing Pool at any time the Manager determines that liquidation of the Investing Pool is advisable. Subject to certain exceptions, any liquidation of the Investing Pool will require the Trustee to dissolve the Trust and redeem your Shares. It cannot be predicted when or under what circumstances, if any, the Manager would use this discretion to liquidate the Investing Pool. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

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

Additionally, the Sponsor and the Trustee exercise substantial control over the Trust's activities, and the Manager exercises substantial control over the Investing Pool’s activities. Among other things, the trust agreement of the Trust authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Trustee oversight over NAV calculations and the creation and redemption process and the Investing Pool’s limited liability company agreement gives the Manager the right to liquidate the Investing Pool if it deems such liquidation advisable. The Sponsor and the Trustee may amend the provisions of the Trust's trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, and the Manager and the Trust may amend the provisions of the Investing Pool’s limited liability company agreement, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

The Trust's trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust's trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

Shareholders do not have the protections normally associated with the ownership of shares in an investment company registered under the Investment Company Act.

Neither the Trust nor the Investing Pool is registered as an investment company for purposes of United States federal securities laws, and neither is subject to regulation by the Securities and Exchange Commission (the "SEC") as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust or the Investing Pool. BlackRock Asset Management International Inc., as the Sponsor and the Manager, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust and the Investing Pool. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

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

Under the Trust's trust agreement, the Sponsor has the right to be indemnified by the Trust for any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. That means the Sponsor may require the assets of the Trust to be sold in order to cover losses or liability suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the Investing Pool’s limited liability company agreement, the Manager and agents of the Investing Pool have the right to be indemnified by the Investing Pool for any liability or expense they incur without gross negligence, bad faith or willful misconduct on their part. That means the Manager may require the assets of the Investing Pool to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Investing Pool and thereby affect the net asset value of the Trust and the value of the Shares.

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

In addition, BAMII, as Sponsor and Manager, and its affiliates (including the Trustee and the Advisor) collectively exercise substantial control over the Trust and the Investing Pool. To the extent the interests of BAMII and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust and the Investing Pool. The Trust's trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust's trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	1,250,000 Shares (25 Baskets) were redeemed during the quarter ended September 30, 2013.

Period	Total Number of Shares Redeemed	Average Price Per Share
7/01/13 to 7/31/13	200,000	$31.19
8/01/13 to 8/31/13	—	—
9/01/13 to 9/30/13	1,050,000	32.92
Total	1,250,000	32.64

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

BlackRock Asset Management International Inc.

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

Manager of the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC (co-registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date: November 8, 2013

/s/ Jack Gee

Jack Gee

Chief Operating Officer and Chief Financial Officer

(Principal financial and accounting officer)

Date: November 8, 2013

*

The registrant is a trust and the co-registrant is a limited liability company, and the persons are signing in their capacities as officers of BlackRock Asset Management International Inc., the Sponsor of the registrant and Manager of the co-registrant.