Form 10-K
period 2013-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2014-02-28
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________

Commission file number: 001-32947

iShares® S&P GSCI™ Commodity-Indexed Trust

(Exact name of registrant as specified in its charter)

Delaware	51-6573369
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares® Delaware Trust Sponsor LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

As of June 30, 2013, the aggregate market value of the shares held by non-affiliates was approximately $1,036,420,000.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations, called “Index Futures,” on the S&P GSCI™ Excess Return Index, or the “S&P GSCI-ER,” together with “Collateral Assets” consisting of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), is an indirect subsidiary of BlackRock, Inc. that serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the “Delaware Trustee” of the Trust.

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only institutions that enter into an agreement with the Trust to become “Authorized Participants” may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share, or “NAV” of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares. The Trustee has delegated processing creation and redemption orders of Baskets to SEI Investments Distribution Co., or any other agent appointed from time to time by the Trustee, as the “Processing Agent.”

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

The activities of the Trust are generally limited to:

(1)	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets),

(2)	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets,

(3)	paying out of its assets any expenses and liabilities not assumed by the Sponsor, and

(4)	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Future positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures, and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the S&P GSCI™ Total Return Index (the “Index”) or the S&P GSCI-ER or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, the “CME” or the “Exchange,” the Sponsor will determine, pursuant to the terms of the trust agreement, which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains an Internet website at www.ishares.com, through which monthly account statements and the registrant’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective of the Trust

The investment objective of the Trust is to seek investment results that correspond generally, but will not necessarily be identical, to the performance of the Index, which reflects the return on a fully collateralized investment in the S&P GSCI-ER, before the payment of expenses and liabilities of the Trust. The Trust holds long positions in Index Futures whose settlement value at expiration is determined based on the value of the S&P GSCI-ER at that time. The Trust also earns interest on its non-cash Collateral Assets.

The S&P GSCI-ER is calculated based on the same commodities that are included in the S&P GSCI™ Commodity Index, or the “S&P GSCI™,” which is a production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The S&P GSCI-ER reflects the return of an uncollateralized investment in the contracts comprising the S&P GSCI™, and in addition incorporates the economic effect of “rolling” the contracts included in the S&P GSCI™ as they near expiration. “Rolling” a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity.

When establishing positions in Index Futures, the Trust will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Future position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or Goldman, Sachs & Co., the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Future positions. If the daily settlement level causes the value of the Trust’s Index Future positions to decrease, the Trust is required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Future positions to increase, the Trust’s account with the Clearing FCM receives variation margin in an amount equal to the increase.

The Shares are intended to constitute an alternative means for investors to achieve investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative method of participating in the commodities market. In addition, retail investors can gain exposure to the commodities underlying the S&P GSCI-ER by purchasing individual or small lots of Shares through traditional brokerage accounts, without being subject to the significantly higher minimum contract sizes required for directly establishing a position in the underlying commodities or futures contracts. The Shares are eligible for margin accounts.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in their NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade, and the principal commodities markets on which the futures contracts in the Index trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the Index is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Valuation of Index Futures; Computation of Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the trust agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Future contract equals the product of (a) the number of such Index Futures owned by the Trust, (b) the settlement price of such Index Future on the date of calculation and (c) the multiplier of such Index Future. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Future is established on each trading day by the CME shortly after the close of trading for such Index Future, which is generally 2:40 p.m. (New York time).

The Trustee values all other holdings of the Trust at (a) its current market value, if quotations for such property are readily available, or (b) its fair value, as reasonably determined by the Trustee, if the current market value cannot be determined.

Once the value of the Index Futures and interest earned on the Trust’s Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to NAV that may result from creation and redemption activity are not reflected in the NAV calculations for purposes of the Trust’s operations until the Business Day following the Business Day on which they occur, but are reflected in the Trust’s financial statements as of such first Business Day. Creation and redemption orders received after 2:40 p.m. (New York time) are not deemed to be received, and the related creation or redemption will not be deemed to occur, until the following Business Day. Subject to the approval of the Trustee, Baskets may be created solely for cash, but the related creation orders will be deemed received as of the following Business Day unless received by 10:00 a.m. (New York time). Orders are expected to settle by 11:00 a.m. (New York time) on the Business Day following the Business Day on which such orders are deemed to be received.

Trust Expenses

The Sponsor has agreed under the trust agreement to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents,

(2)	NYSE Arca listing fees,

(3)	printing and mailing costs,

(4)	audit fees,

(5)	fees for registration of the Shares with the SEC,

(6)	tax reporting costs,

(7)	license fees and

(8)	legal expenses relating to the Trust of up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses other than brokerage commissions and similar transaction fees, as described below.

In return for paying the expenses described above, the Sponsor receives the “Sponsor’s Fee,” which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value of the Trust”) and is payable by the Trust monthly in arrears.

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the trust agreement.

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets.

The Trustee will also pay the following expenses out of the assets of the Trust:

●	any expenses of the Trust (including the Sponsor’s Fee) that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expense of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of the Shares; and

●	any indemnification of the Sponsor, the Advisor or other agents, service providers or counterparties of the Trust.

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

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Future positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

Before the Trust issues any Baskets to an Authorized Participant, that Authorized Participant must deliver to the Trustee a creation order indicating the number of Baskets it intends to purchase and providing other details with respect to the procedures by which the Baskets are to be transferred. The Trustee expects to acknowledge the creation order unless it or the Sponsor decides to refuse the order.

Upon the transfer of (1) the required consideration of Index Futures in the amounts and of the type specified by the Trustee, and cash (or, in the discretion of the Sponsor, other Collateral Assets) in the amounts specified by the Trustee, in each case to the accounts specified by the Trustee, and (2) all transaction fees associated with creations (including but not limited to fees charged by the Exchange and the Clearing FCM) per Basket, the Trustee delivers the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee will maintain a current list of Authorized Participants. As of the date of this report, J.P. Morgan Securities Inc., Goldman, Sachs & Co., Merrill Lynch Professional Clearing Corp. and UBS Securities LLC are the only Authorized Participants.

No Shares are issued unless and until the Trustee receives confirmation that the required consideration has been received in the account or accounts specified by the Trustee. It is expected that delivery of the Shares will be made against transfer of consideration on the Business Day following the Business Day on which the creation order is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee has not received the required consideration for the Shares to be delivered on the delivery date, by 11:00 a.m. (New York time), the Trustee may cancel the creation order.

The Trustee has the right to reject any creation order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the Authorized Participant Agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Each Authorized Participant Agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

Redemptions of Baskets

Authorized Participants may typically surrender Baskets in exchange only for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the value of the Basket Amount on the Business Day the redemption request is received by the Trustee. Redemption orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. Holders of Baskets who are not Authorized Participants are not able to redeem their Baskets except through an Authorized Participant. It is expected that Authorized Participants may redeem Baskets for their own accounts or on behalf of Shareholders who are not Authorized Participants, but no Authorized Participant is under any obligation to the Trust to do so.

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a request indicating the number of Baskets it intends to redeem and providing other details with respect to the procedures by which the required Basket Amount will be transferred. The Trustee expects to acknowledge the redemption order unless it or the Sponsor decides to refuse the redemption order.

After the delivery by the Authorized Participant to the Trust’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee delivers to the order of the redeeming Authorized Participant redemption proceeds consisting of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets). The assets included in the redemption proceeds are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption any and all transaction fees associated with redemptions.

It is expected that delivery of the Index Futures and cash or other Collateral Assets to the redeeming Shareholder will be made against transfer of the Baskets on the Business Day following the Business Day on which the redemption request is received by the Trustee, which is referred to as a T+1 settlement cycle. If the Trustee’s DTC account has not been credited with the total number of Shares to be redeemed pursuant to the redemption order by 11:00 a.m. (New York time), on the delivery date, the Trustee may cancel the redemption order.

The Trustee has the right to reject any redemption order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a redemption order.

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Future positions are held in the Trust’s account, established at its Clearing FCM. The Clearing FCM further transfers some or all of the Collateral Assets posted as margin for the Trust’s Index Future positions to the Exchange.

Substantially all of the Trust’s remaining assets will consist of Collateral Assets held in the Trust’s accounts at the Trust Administrator.

Futures Contracts on the S&P GSCI-ER

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the S&P GSCI-ER, and may include contracts of different terms and expirations over time. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. Index Futures subsequently acquired by the Trust may have terms that differ from those of the Index Futures it currently holds, including transaction fees associated with the purchase and sale of these Index Futures.

Creation and redemption of interests in the Trust are generally effected through exchange for related positions or “EFRP.” EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the participant taking the long position on the futures contract transfers the underlying commodity or other related position to the participant taking the short position on the futures contract. The CME, the Exchange on which Index Futures trade, permits the execution of EFRPs consisting of simultaneous transfers of Index Futures and Shares. This mechanism is expected to be used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) to the Trust in return for Shares.

If an EFRP is executed in connection with the redemption of one or more Baskets, an Authorized Participant transfers to the Trust the Shares being redeemed and the Trust transfers to the Authorized Participant Index Futures and cash or other Collateral Assets. The Trust may include Index Futures with different terms and expirations in the creation and redemption of Baskets, and the Index Futures included in creation Baskets may differ from those included in redemption Baskets.

With the approval of the Sponsor, Baskets may also be created or redeemed for cash, in which case the Authorized Participant will be responsible for the costs incurred by the Trust in establishing or liquidating the corresponding Index Future position and acquiring or disposing of the related Collateral Assets.

Index Futures are traded on the CME. Futures contracts and options on futures contracts on the S&P GSCI™, a benchmark index which does not reflect the rolling methodology embedded in the S&P GSCI-ER, have been traded on the CME since 1992. Index Futures are listed and traded separately from the S&P GSCI™ futures contracts and options on futures contracts.

The first Index Futures were commodity excess return future contracts on the S&P GSCI-ER, or “CERFs,” that were first listed and made available for trading on March 13, 2006. Until October 2010, these CERFs, which expired in March 2011, were the only Index Futures listed. In October 2010, the CME listed a second CERF, scheduled to expire in March 2014. The CME may at any time expand the listing cycle of Index Futures to include additional expiration dates, and may from time to time amend the rules applicable to the Index Futures. On April 8, 2013, the CME amended the rules applicable to the Index Futures then held by the Trust (through the Investing Pool, its now-dissolved subsidiary). In connection with these amendments, the Investing Pool is expected to have recognized gain or loss for U.S. federal income tax purposes on each of its Index Future positions, depending on the price at which each such position was established.

Index Futures are subject to the rules of the CME. Index Futures trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in Index Futures are cleared through the CME’s clearing house by the trader’s FCM acting as its agent. Under these clearing arrangements, the CME’s clearing house becomes the buyer to each member FCM representing a seller of the contract and the seller to each member futures commission merchant representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in Index Futures is subject to the credit risk of the CME’s clearing house and the FCM carrying its position in Index Futures. See “Risk Factors—Risk Factors Related to Index Futures and the S&P GSCI-ER—The Clearing FCM or an Exchange’s clearing house could fail.”

Each Index Future is a contract that provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. The final settlement value of an Index Future is determined on the eleventh business day of the month in which it is scheduled to expire. On a daily basis, market participants with positions in Index Futures, including the Trust, are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the Index Future from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

Index Futures are expected to require deposits of initial margin as well as payments of daily variation margin as the value of the contracts fluctuate. When establishing positions in Index Futures, the Advisor estimates as of the date of this report that the Trust will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Future position. These margin requirements are subject to change from time to time by the Exchange or the Clearing FCM. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Future positions. Upon liquidation or settlement of Index Futures, a market participant is expected to receive from its FCM its initial margin deposit, adjusted for variation margin paid or received by such participant with respect to the contract during the time it was held by the participant (or the proceeds from liquidation of any investments made with such funds for the benefit of the participant under the terms of its custody arrangement with the carrying FCM).

The Index and the S&P GSCI-ER

This section contains a description of the Index and the S&P GSCI-ER. All information regarding the Index and the S&P GSCI-ER contained in this report, including its composition, method of calculation, changes in its components and historical performance, has been derived from publicly available information, including information published by Standard & Poor’s, or S&P, which is the “Index Sponsor,” but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the S&P GSCI-ER and the Index Sponsor.

Goldman, Sachs & Co. sold its GSCI family of indices, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P effective May 2007. Prior to their acquisition by S&P, the S&P GSCI™ was known as the Goldman Sachs Commodity Index, the S&P GSCI-ER was known as the GSCI® Excess Return Index and the Index was known as the GSCI® Total Return Index.

The Trust and the Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index or any related indices or sub-indices to track the appropriate market performance. The Index Sponsor’s only relationship to iShares® Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to iShares® Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A or the Trust. The Index Sponsor has no obligation to take the needs of iShares® Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Shareholders or any other person or entity from use of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

The following information with respect to the Index and the S&P GSCI-ER reflects the policies of and is subject to change by the Index Sponsor. The Index Sponsor owns the copyright and other rights to the Index and the S&P GSCI-ER. The Index Sponsor has no obligation to consider your interests as a Shareholder and has no obligation to continue to publish, and may discontinue the publication of, the Index or the S&P GSCI-ER. The consequences of the Index Sponsor’s discontinuing the S&P GSCI-ER are described under “Risk Factors—Risk Factors Relating to Index Futures and the S&P GSCI-ER.”

Current information regarding the market values of the Index and the S&P GSCI-ER is available from the Index Sponsor and numerous public sources. None of the Sponsor, the Trustee, the Delaware Trustee, the Advisor or the Trust makes any representation that publicly available information about the Index and the S&P GSCI-ER is accurate or complete. In addition, none of the Sponsor, the Trustee, the Delaware Trustee, the Advisor or the Trust accepts any responsibility for the calculation, maintenance or publication of, or for any error, omission or disruption in, the Index or the S&P GSCI-ER.

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

The following is a summary of the composition of and the methodology used to calculate the S&P GSCI™ as of the date of this report. The methodology for determining the composition and weighting of the S&P GSCI™ and for calculating its value is subject to modification in a manner consistent with the purposes of the S&P GSCI™, as described below. The Index Sponsor makes the official calculations of the value of the S&P GSCI™. At present, this calculation is performed continuously and is reported on Reuters Page .SPGSCI and on Bloomberg page SPGSCI<index> and is updated at least once every three minutes during business hours on each day on which the S&P GSCI™ is calculated, referred to as an “S&P GSCI™ Business Day.” The settlement price for the S&P GSCI-ER is reported on Reuters Page .SPGSCIP and on Bloomberg page SPGSCIP<index> at the end of each S&P GSCI™ Business Day. If Reuters ceases to publish the value of the S&P GSCI™ or the settlement price of the S&P GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the value of the S&P GSCI™ and the settlement price of the S&P GSCI-ER so long as any Shares are outstanding.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2014 are as follows:

Commodity	Dollar Weights January 31, 2014*	Ticker**	Trading Facility
Crude Oil	25.21%	CL	NYM / ICE
Brent Crude Oil	23.46%	LCO	ICE - UK
Gas Oil	8.49%	LGO	ICE - UK
Heating Oil	6.24%	HO	NYM
Unleaded Gas	5.64%	RB	NYM
Natural Gas	3.64%	NG	NYM / ICE
Corn	3.33%	C	CBT
Live Cattle	3.17%	LC	LME
Copper	3.14%	MCU	LME
Soybeans	2.67%	S	CBT
Chicago Wheat	2.65%	W	CBT
Gold	2.33%	GC	CMX
Lean Hogs	1.91%	LH	CME
Aluminum	1.82%	MAL	LME
Sugar	1.30%	SB	ICE - US
Cotton	1.12%	CT	ICE - US
Kansas Wheat	0.63%	KW	KBT
Feeder Cattle	0.61%	FC	CME
Zinc	0.55%	MZN	LME
Coffee	0.54%	KC	ICE-US
Nickel	0.48%	MNI	LME
Lead	0.45%	MPB	LME
Silver	0.32%	SI	CMX
Cocoa	0.30%	CC	ICE - US

*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
**	Tickers are Reuters RIC Codes.

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

Total Dollar Weight of the S&P GSCI™

The total dollar weight of the S&P GSCI™ is the sum of the dollar weights of each of the underlying commodities. The dollar weight of each such commodity on any given day is equal to:

●	the daily contract reference price;

●	multiplied by the appropriate CPW; and

●	during a roll period, the appropriate “roll weights” (discussed below).

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

If on any day during a roll period any of the following conditions exists, the portion of the roll that would have taken place on that day is deferred until the next day on which these conditions do not exist:

●	no daily contract reference price is available for a given contract expiration;

●	any such price represents the maximum or minimum price for that contract month, based on exchange price limits, referred to as a “Limit Price”;

●

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

●	trading in the relevant contract terminates prior to its scheduled closing time.

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

Because the price of the Shares depends on the value of the Index Futures held by the Trust, the value of the Shares fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. The value of the S&P GSCI-ER has been volatile at times during the past several years. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors, and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

●

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the S&P GSCI™ increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

●

A significant change in the attitude of speculators and investors toward the futures contracts or commodities underlying the S&P GSCI™. Should the speculative community take a negative view towards one or more of the underlying futures contracts or commodities, it could cause a decline in the price of the Index Futures, which may reduce the price of the Shares.

●

Significant reductions in the size of positions permitted to be owned by the Trust or others in Index Futures or in the futures contracts and/or commodities comprising the S&P GSCI™, for example as a result of more restrictive position limits or position limit exemptions, or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P GSCI™ and/or the underlying futures contracts or commodities, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the S&P GSCI™ and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

Historical performance of the Index,S&P GSCI™ and the S&P GSCI-ER is no guide to their future performance or to the performance of the Shares.

Past performance of the Index and the S&P GSCI-ER is not necessarily indicative of their future performance or of the performance of the Shares. There can be no guarantee that the level of the Index or the S&P GSCI-ER will increase. You may lose some or all of your investment in the Shares.

The following chart shows the performance of the Trust versus the Index for the year ended December 31, 2013:

Performance of the Trust vs. Index
Year ended December 31, 2013
20%
15%
10%
5%
0%
-5%
-10%
-15%
-20%
12/31/2012
1/31/2013
2/28/2013
3/31/2013
4/30/2013
5/31/2013
6/30/2013
7/31/2013
8/31/2013
9/30/2013
10/31/2013
11/30/2013
12/31/2013
Index
Fund

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

Any of these circumstances could adversely affect the value of the Index Futures held by the Trust and, therefore, the value of your Shares. In addition, these circumstances could also limit trading in the Index Futures, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

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

The absence of backwardation, or the existence of contango, in the commodity markets could result in losses, which could adversely affect the value of the S&P GSCI-ER and, accordingly, decrease the value of your Shares. Moreover, because the Trust must pay certain ongoing fees and expenses, the value of the Shares may decrease even in periods where commodity prices are otherwise stationary.

Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter or “OTC” derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act or the “Dodd-Frank Act”. These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its speculative position limits, as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in November 2013, referred to in this report as the “Proposed Position Limits Rules,” that impose new federal position limits on futures and options on a subset of “reference contracts” consisting of contracts on energy, metal, and agricultural commodities and economically equivalent swaps

The Proposed Position Limits Rules would include as reference contracts a number of the futures contracts included in the S&P GSCI-ER, and as of the date of this report such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold in the reference contracts that underlie the S&P GSCI-ER may be limited, which could reduce the liquidity of such reference contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares.

The Proposed Position Limits Rules would also expand the circumstances requiring persons to aggregate reference contracts that are owned or controlled by such persons. Specifically, the Proposed Position Limits Rules would require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in reference contracts with other positions in reference contracts held or controlled by such person. Although Index Futures are not among the reference contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for reference contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares.

In addition to the Proposed Position Limits Rules, the CFTC may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “—The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional Index Future positions due to restrictions on speculative position limits imposed by the CME.

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Proposed Rules,” that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and transferred to a swap execution facility or liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the applicable Exchange’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

The CFTC has adopted rules regarding the risk management practices of clearing members, referred to in this report as the “FCM Rules,” most of which became effective on June 1, 2013. The FCM Rules require the Trust’s Clearing FCM to establish, and periodically reevaluate, risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Trust’s Clearing FCM to reduce its internal limits on the size of the Index Future positions it will execute or clear for the Trust, reducing the Trust’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Clearing FCM does reduce its internal limits on the size of Index Future positions, the Trust may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Trust.

Other regulatory measures under the Dodd-Frank Act could increase the costs of the Trust, result in significant direct limitations on the maximum permitted size of the Trust’s futures positions, or affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust. Any such measures could adversely affect the value of your Shares.

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

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and other market conditions. In this way, trading in the market for an Index Future might cause a divergence between the price of such Index Future and the level of the S&P GSCI-ER. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the S&P GSCI-ER. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the related Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the S&P GSCI-ER could diverge, which could adversely affect the value of the Shares.

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the S&P GSCI-ER, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index.

Futures and the level of the S&P GSCI-ER exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the S&P GSCI-ER, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Future or in cases where the Trust represents a substantial portion of the open interest in a particular Index Future.

In addition, other actions taken by an Exchange, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Future, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the S&P GSCI-ER.

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

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value. A number of modifications to the methodology for determining the contracts to be included in the S&P GSCI-ER, and for valuing the S&P GSCI-ER, have been made in the past several years, and further modifications may be made. Such changes could adversely affect the value of your Shares. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “The Index and the S&P GSCI-ER.”

A cessation of publication of the S&P GSCI-ER could materially and adversely affect the activities of the Trust.

The S&P GSCI-ER is administered, calculated and published by the Index Sponsor, which has the right to cease publication of the S&P GSCI-ER at its discretion at any time. Under the terms of its agreement with the CME, the Index Sponsor is required, if it ceases publication of the S&P GSCI-ER, to negotiate in good faith with the CME to permit the CME to continue to calculate the S&P GSCI-ER in order to permit Index Futures on the S&P GSCI-ER to continue to trade. However, even if the Index Sponsor satisfies its obligations under its agreement with the CME, the Sponsor may determine that, upon a cessation of publication of the S&P GSCI-ER, it is no longer advisable to invest in Index Futures and no other futures contract that reflects the performance of a successor or reasonably similar index presents an acceptable alternative investment, in which event the Trust may be liquidated.

Futures contracts (including the Index Futures) are not assets with intrinsic value.

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including Index Futures) are not assets with intrinsic value, and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Trust’s Index Future trades may believe that the price of such Index Future will move against the Trust, and the Trust may be at an informational or other disadvantage relative to such market participants.

The Trust’s trading activity in Index Futures could expose it to additional risks.

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Future or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Future positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Future positions represents a significant part of the open long interest in such Index Future, as historically has been the case from time to time, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The CME or another Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

The liquidation of Index Futures could expose the Trust to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Trust’s Index Future positions are liquidated.

If the Trust liquidates positions in Index Futures in order to satisfy redemption requests or to pay expenses and liabilities, it does so by entering sell orders with the Clearing FCM for execution on the Exchange. The resulting sales serve to offset a portion of the Trust’s long positions in Index Futures. However, in entering sell orders, the Trust is subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Trust on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions taken by the Clearing FCM, an Exchange, other self-regulatory organizations or regulatory authorities, including the liquidation of the Index Futures to satisfy applicable margin requirements. If the Index Futures are liquidated at inopportune times or in a manner that causes a temporary market distortion, this may adversely affect the NAV and the value of your Shares.

The Clearing FCM or an Exchange’s clearing house could fail.

In the event of the bankruptcy of the Clearing FCM or an Exchange’s clearing house, the Trust could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust would be afforded the protections granted to customers of a futures commission merchant, or “FCM,” and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust to recover all, or even any, of the amounts it has deposited as margin.

Bankruptcy of the Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Trust could be unable to recover amounts due to it on its Index Future positions, including assets posted as margin, and could sustain substantial losses, even if the level of the S&P GSCI-ER increases.

On November 14, 2012, the CFTC proposed regulations relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. There can be no assurance that the adoption or implementation of any such regulations would prevent losses to, or not materially adversely affect, the Trust or the Shareholders.

You have no recourse to the Index Sponsor.

You have no rights against the Index Sponsor or its successors.

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indices, to track the appropriate market performance. The Index Sponsor’s only relationship to the Sponsor, BTC, or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to the Sponsor, BTC or the Trust. The Index Sponsor has no obligation to take the needs of the Sponsor, BTC, the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Shareholders or any other person or entity from use of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use with respect to the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

Risk Factors Relating to the Trust

The returns on the Shares will not precisely correlate with the performance of the Index.

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments, in Index Futures and the cash or other Collateral Assets used to collateralize the Index Future positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Trust’s assets invested in Index Futures versus the portion of the return of the Index contributed by the S&P GSCI-ER, differences between the settlement price of Index Futures and the closing level of the S&P GSCI-ER and the payment of expenses and liabilities by the Trust.

Because the Trust is a passive investment vehicle, the value of the Shares may be adversely affected by losses that, if it had been actively managed, might have been possible to avoid.

The Advisor manages the Trust’s assets in a manner that seeks to obtain returns that correspond generally, but are not necessarily identical, to the performance of the Index, before the payment of expenses and liabilities of the Trust. This means that the net asset value of the Trust and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and, therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor does not engage in any activity designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Collateral Assets, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases

Fees and expenses payable by the Trust are charged regardless of profitability and may result in a depletion of its assets.

The Trust is subject to the fees and expenses described in this report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust and is payable by the Trust monthly in arrears. The Sponsor’s Fee may be adjusted by the Sponsor in its discretion from time to time to any amount up to 0.75% of the Adjusted Net Asset Value of the Trust. The Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value of the Trust absent an amendment to the trust agreement in accordance with its terms, and such an adjustment may only become effective thirty days after the Trustee has notified the registered holders of the amendment.

Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the fixed fee to the Sponsor. A prolonged decline in interest rates could materially affect the amount of interest paid to the Trust. In the case of either an extraordinary expense and/or insufficient interest income to cover ordinary expenses, the Trust could be forced to liquidate its Index Future positions to pay such expenses.

The Trust’s ability to operate is dependent on the Sponsor, the Trustee, the Advisor and certain other key service providers and other parties.

The Trust’s ability to operate and to achieve its investment objective is dependent on a number of parties, including:

●	the Sponsor, who exercises general oversight and authority over the Trust;

●	the Trustee, who is responsible for the day-to-day administration of the Trust;

●	the Trust Administrator, who provides certain administrative and custodial services to the Trust;

●	the Advisor, who exercises general oversight over the Trust’s investment activities;

●	the Clearing FCM, through which the Trust transacts in Index Futures and maintains its Index Future positions;

●	the Exchange, through which the Trust’s Index Future transactions clear and settle;

●	the Index Sponsor, who maintains the Index, and whose affiliate owns the intellectual property rights to the Index on which the Trust’s investment objective is based;

●

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares;

●	the Processing Agent, who performs certain functions in connection with processing creation and redemption orders; and

●	PricewaterhouseCoopers LLP, who provides tax reporting and tax administrative services.

Disruptions in the business of any of the foregoing parties or the termination of the Trust’s relationship with any of the foregoing parties could adversely affect the Trust’s operations. Shared ownership of a number of the foregoing parties may heighten this risk. The Sponsor, the Trustee and the Advisor are commonly controlled subsidiaries of BlackRock, Inc. The Clearing FCM is an Authorized Participant. A number of the foregoing parties are publicly traded companies or subsidiaries of publicly traded companies, and a portion of their shares may be owned by one or more of the other foregoing parties.

The Trust is exposed to various operational risks.

The Trust is exposed to various operational risks, including human error, information technology failures and failure to comply with formal procedures intended to mitigate these risks, and is particularly dependent on electronic means of communicating, record-keeping and otherwise conducting business. In addition, the Trust generally exculpates, and in some cases indemnifies, its service providers and agents with respect to losses arising from unforeseen circumstances and events, which may include the interruption, suspension or restriction of trading on or the closure of NYSE Arca, an Exchange, or an exchange on which the futures contracts underlying the Index trade, power or other mechanical or technological failures or interruptions, computer viruses, communications disruptions, work stoppages, natural disasters, fire, war, terrorism, riots, rebellions or other circumstances beyond the control of the Trust or its service providers and agents. Accordingly, the Trust generally bears the risk of loss with respect to these unforeseen circumstances and events to the extent relating to the Trust or the Shares, which may limit or prevent the Trust from generating returns corresponding to those of the Index or otherwise expose it to loss.

Although it is generally expected that the Trust’s direct service providers and agents will generally have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

The price you receive upon the sale of your Shares may be less than their NAV.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the Exchanges on which Index Futures trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the S&P GSCI-ER is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these “gaps” in market trading hours.

The Trust is not obligated to pay periodic distributions or dividends to Shareholders.

Interest or other income received with respect to the Trust’s assets may be used to acquire additional Index Futures or Collateral Assets or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust is not obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust.

The Trust could be liquidated at a time when the disposition of its interests will result in losses to investors in Shares.

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation by the Trustee without a successor, the Trust becoming subject to regulation as an “investment company,” the liquidation of the Trust, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

In connection with any such liquidation, Trust property may be sold for prices that are less than the portion of the NAV attributable to such Trust property. Accordingly, the liquidation of Trust property may result in losses, or adversely affect your gains, on your investment in Shares.

The Sponsor has broad discretion to liquidate the Trust at any time.

The trust agreement provides the Sponsor with broad discretion to liquidate the Trust at any time the Sponsor determines that liquidation of the Trust is advisable. It cannot be predicted when or under what circumstances, if any, the Sponsor would use this discretion to liquidate the Trust. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

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

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the right to reject any redemption order for any reason, including, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor, the Trust Administrator or the Processing Agent. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the authorized participant agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

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

Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust.

The CME imposes speculative position limits on market participants trading in Index Futures, including the Trust, that typically prohibit any person from holding a position of more than 59,000 contracts. The Trust may from time to time seek to obtain exemptions from those position limits from the CME, but these exemptions may be limited, including with respect to the additional number of contracts permitted to be held under such exemption and the time period for which the exemption applies. Position limits may also apply to other Index Futures traded by the Trust. The availability of obtaining any exemption from any such position limits is expected to be subject to the ability or willingness of the applicable Exchange to grant such exemption, as well as applicable law. The Trust’s ability to issue new Baskets or reinvest income in additional Index Futures may be limited to the extent these activities would cause the Trust to exceed the position limits then applicable to those Index Futures. The Trust may also be required to liquidate any existing contracts in excess of the then-applicable position limits, including as a result of changes to applicable position limits or as a result of the loss of an exemption, or take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as any exemption that may be applicable to the Trust’s positions in Index Futures, would be subject to CFTC review and approval. As a result, if adopted, the maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted under any such exemption, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

DCMs may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to liquidate all or part of its Index Future positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

Shareholders do not have the rights normally associated with ownership of common shares; the Sponsor and the Trustee exercise substantial control over the Trust.

Shareholders are not entitled to the same rights as owners of shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the Trust or to take other actions normally associated with the ownership of common shares.

Additionally, the Sponsor and the Trustee exercise substantial control over the Trust’s activities. Among other things, the trust agreement authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Sponsor oversight over NAV calculations and the creation and redemption process and permits the Sponsor to dissolve the Trust if it deems such dissolution advisable. The Trustee also retains the right to reject any order for the creation or redemption of Baskets. The Sponsor and the Trustee may amend the provisions of the trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. iShares® Delaware Trust Sponsor LLC, as the Sponsor, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust or an investment in the Shares.

While the Sponsor believes that it has all the intellectual property rights needed to operate the Trust in the manner described in the Trust’s prospectus, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the suspension of activities or dissolution of the Trust.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Advisor or the Trustee or their respective agents.

Under the trust agreement, the Sponsor, the Trustee and their respective agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Sponsor and the Trustee may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the advisory agreement, the Advisor and its agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Advisor may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

Regulatory changes or actions may affect the Shares.

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing retroactively speculative position limits or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets— Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

Risk Factors Relating to Conflicts of Interest

The Sponsor’s relationship with the Trustee and the Advisor and the proprietary and managed trading activities of the Sponsor and its affiliates could conflict with your interests as a Shareholder.

The Sponsor is an affiliate of the Trustee and therefore may have a conflict of interest with respect to its oversight of the Trustee. In particular, the Sponsor, which has authority to remove the Trustee in its discretion, has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities. The Trustee is authorized to appoint an unaffiliated Trust Administrator or agent to carry out all or some of its duties under the trust agreement, but is not required to delegate any of its duties to an unaffiliated third party.

The Sponsor is an affiliate of the Advisor and therefore may have a similar conflict of interest with respect to its oversight of the Advisor. For example, although the Sponsor has the authority to terminate the Trust’s advisory agreement with the Advisor, it has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities.

As described elsewhere in this annual report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate equal to 0.75% of the Adjusted Net Asset Value of the Trust, and is payable monthly in arrears and is subject to adjustment from time to time, except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment to the trust agreement and thirty days’ prior notice to registered holders of the Shares. The allocation received by the Sponsor from the Trust may be higher than the amount the Trust would negotiate with an unaffiliated third party manager on an arms-length basis.

In addition, the Sponsor and its affiliates (including the Trustee and the Advisor) collectively exercise substantial control over the Trust. To the extent the interests of the Sponsor and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust. The trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the trust agreement or any duty or obligation of the Trustee or the Sponsor.

The Sponsor and its affiliates may also engage in trading activities relating to the Index Futures, the components of the Index or the S&P GSCI-ER or other derivative instruments related to those indices that are not for the account of, or on behalf of, the Trust or the Shareholders and that may compete with trading activity in the Shares. These activities may present a conflict between the Shareholders’ interest in the Shares and the interest of the Sponsor and its affiliates in their proprietary accounts, in facilitating transactions, including derivatives transactions, for their customers’ accounts and in accounts under their management. These trading activities could be adverse to the interests of the Shareholders. Moreover, the Sponsor and its affiliates have published and in the future expect to publish research reports with respect to commodities markets. This research may express opinions or provide recommendations that are inconsistent with purchasing or holding Shares. The research should not be viewed as a recommendation or endorsement of the Shares in any way, and investors must make their own independent investigation of the merits of this investment. Any of these activities by the Sponsor and its affiliates may affect the level of the S&P GSCI-ER or its components and, therefore, the value of the Index Futures and the price of the Shares.

Proprietary trading and other activities by Goldman, Sachs & Co. and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by Goldman, Sachs & Co. and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through Goldman, Sachs & Co., as the Trust’s Clearing FCM. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for Index Futures. Further, Goldman, Sachs & Co. and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over-the-counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman, Sachs & Co. or its affiliates could adversely affect the level of the S&P GSCI-ER or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI-ER, the Index Futures and the price of the Shares.

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

You will be required to pay U.S. federal income taxes on your allocable share of the Trust’s income, without regard to the receipt of cash distributions on the Shares. There is no obligation to make distributions on the Shares. Accordingly, it is anticipated that you will not receive cash distributions sufficient to cover your allocable share of such taxable income or even the tax liability resulting from that income.

The IRS could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on Internal Revenue Service or “IRS” Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request.

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule K-1 to complete their income tax returns. The Trust will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the United States Internal Revenue Code of 1986, as amended, or the “Code,” or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical Code provisions, under which there is a lack of direct authority. In general, if a partnership is “publicly traded,” as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol “GSG.” Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2013 and 2012, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2013		2012
	High	Low	High	Low
First Quarter	$34.38	$32.22	$36.43	$33.38
Second Quarter	32.86	30.05	35.39	28.47
Third Quarter	34.18	30.97	35.35	30.33
Fourth Quarter	32.95	30.84	34.28	31.88

The number of Shareholders of record of the registrant as of January 31, 2014 was approximately 28,145.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2013 and 2012. The Trust has no obligation to make periodic distributions to Shareholders.

b) Not applicable.

c) 3,450,000 Shares (69 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2013.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/13 to 10/31/13	3,200,000	$32.39
11/01/13 to 11/30/13	250,000	31.66
12/01/13 to 12/31/13	—	—
Total	3,450,000	32.34

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2013, 2012, 2011, 2010 and 2009)

(Dollar amounts in $000’s, except for per Share amounts)

iShares® S&P GSCI™ Commodity-Indexed Trust

	December 31,
	2013	2012	2011	2010		2009
Total assets	$1,176,891	$1,167,589	$1,313,292	$1,799,880		$1,759,350
Total gain (loss) on sales of short-term investments and futures contracts	$(12,615)	$(14,331)	$166,006	$(102,880)		$(9,555)
Net gain (loss)	$(31,370)	$(13,741)	$(37,704)	$118,572		$202,619
Weighted-average Shares outstanding	35,436,712	38,855,874	46,673,836	53,999,863		41,228,356
Net gain (loss) per Share	$(0.89)	$(0.35)	$(0.81)	$2.20		$4.91
Net cash flows	$10,901	$110 *	$(1,568)*	$1,461	*	$(1,260	)*

*     Amounts for the years ended December 31, 2012, 2011, 2010 and 2009 reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

As described in Part I above, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2013 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,171,092,949 at December 31, 2013. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 36,400,000 Shares at December 31, 2013.

The following chart shows the daily valuation of Index Futures for the period from June 30, 2006 to December 31, 2013:

S&P GSCI-ER Index Futures (6/30/06 - 12/31/13)
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Jun-06
Sep-06
Dec-06
Mar-07
Jun-07
Sep-07
Dec-07
Mar-08
Jun-08
Sep-08
Dec-08
Mar-09
Jun-09
Sep-09
Dec-09
Mar-10
Jun-10
Sep-10
Dec-10
Mar-11
Jun-11
Sep-11
Dec-11
Mar-12
Jun-12
Sep-12
Dec-12
Mar-13
Jun-13
Sep-13
Dec-13

Results of Operations

The Year Ended December 31, 2013

The Trust’s net asset value increased from $1,167,588,732 at December 31, 2012 to $1,171,092,949 at December 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 35,550,000 Shares at December 31, 2012 to 36,400,000 Shares at December 31, 2013, a consequence of 8,450,000 Shares (169 Baskets) being created and 7,600,000 Shares (152 Baskets) being redeemed during the year. The Trust’s net asset value was partially offset by a decrease in the price of the March 2014 Index Futures from $475.30 at December 31, 2012 to $468.80 at December 31, 2013, a 1.37% decrease.

Net loss for the year ended December 31, 2013 was $31,369,866 resulting from a net investment loss of $7,939,895 and net realized and unrealized losses of $23,429,971. For the year ended December 31, 2013, the Trust had a net realized loss of $69,917 on short-term investments and net realized and unrealized losses of $23,360,054 on futures contracts. Other than the Sponsor’s fees of $8,603,032 and brokerage commissions and fees of $1,412, the Trust had no expenses during the year.

The Year Ended December 31, 2012

The Trust’s net asset value decreased from $1,313,291,939 at December 31, 2011 to $1,167,588,732 at December 31, 2012. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 39,750,000 at December 31, 2011 to 35,550,000 at December 31, 2012 due to 1,750,000 Shares (35 Baskets) being created and 5,950,000 Shares (119 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by an increase in the price of the March 2014 Index Futures from $474.80 at December 31, 2011 to $475.30 at December 31, 2012, a 0.11% increase.

Net loss for the year ended December 31, 2013 was $13,741,405, resulting from a net investment loss of $8,786,838 and net realized and unrealized losses of $4,972,567. For the year ended December 31, 2012, the Trust had a net realized loss of $1,661 on short-term investments and net realized and unrealized losses of $4,970,906 on futures contracts. Other than the Sponsor’s fees of $9,733,509 and brokerage commissions and fees of $4,950, the Trust had no expenses during the year.

The Year Ended December 31, 2011

The Trust’s net asset value decreased from $1,799,879,995 at December 31, 2010 to $1,313,291,939 at December 31, 2011. The decrease in the Trust’s net asset value was primarily due to a decrease in outstanding Shares, which fell from 52,700,000 at December 31, 2010 to 39,750,000 at December 31, 2011 due to 2,600,000 Shares (52 Baskets) being created and 15,550,000 Shares (311 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a decrease in the price of the March 2014 Index Futures from the average purchase price of $501.91 to $474.80 at December 31, 2011, a 5.40% decrease.

This decrease in the Trust’s net asset value was partially offset when in February 2011, the Trust began trading in Index Futures expiring in March 2014 in connection with the rolling process from Index Futures expiring in March 2011. The March 2011 Index Futures increased in price from $480.40 at December 31, 2010 to a final sale price of $510.80 in February 2011, a 6.33% increase. For the year ended December 31, 2011, the Trust had a net realized gain on futures contracts of $165,820,763 and brokerage commissions and fees of $761,166 primarily in connection with the rolling process.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2013 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2013, interest income was $664,549, while the Sponsor’s fees totaled $8,603,032. For the year ended December 31, 2012, interest income was $969,621, while the Sponsor’s fees totaled $9,733,509. For the year ended December 31, 2011, interest income was $1,649,850, while the Sponsor’s fees totaled $12,185,979. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2013, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs.

Because the Trust trades Index Futures, its capital is at risk due to changes in the value of the Index Futures or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Trust holds Index Future positions and Collateral Assets to satisfy applicable margin requirements on those Index Future positions. Because of this limited diversification of the Trust’s assets, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares. The value of the Index Futures is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The Trust’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Future position, and of a default by its Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust has not used and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Trust does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2013, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	24,973
Expiration Date:	March 2014
Weighted-Average Price per Contract:	$498.95
Notional Amount (Fair Value):	$1,170,721,754

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2013, which was $468.80 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, it is the objective of the Trust that the performance of the Shares will correspond generally, but will not necessarily be identical, to the performance of the Index, before payment of expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through Index Future positions. As a result, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Investment Income
Interest	$228	$175	$94	$167	$665
Total investment income	228	175	94	167	665
Expenses
Sponsor’s fees	2,154	2,004	2,234	2,211	8,603
Brokerage commissions and fees	1	—	—	1	1
Total expenses	2,155	2,004	2,234	2,212	8,604
Net investment loss	(1,927)	(1,829)	(2,140)	(2,044)	(7,940)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	3	2	1	(76)	(70)
Net realized loss on futures contracts	(2,669)	(4,111)	(945)	(4,820)	(12,545)
Net change in unrealized appreciation/depreciation on futures contracts	6,525	(62,882)	45,995	(453)	(10,815)
Net realized and unrealized gain (loss)	3,859	(66,990)	45,051	(5,349)	(23,430)
Net gain (loss)	$1,932	$(68,819)	$42,911	$(7,394)	$(31,370)
Net gain (loss) per Share	$0.06	$(2.02)	$1.19	$(0.20)	$(0.89)
Weighted-average Shares outstanding	34,963,889	34,093,956	36,134,239	36,521,739	35,436,712

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	December 31, 2012
Investment Income
Interest	$99	$268	$318	$285	$970
Total investment income	99	268	318	285	970
Expenses
Management fee	2,588	2,403	2,441	2,302	9,734
Brokerage commissions and fees	—	4	—	1	5
Total expenses	2,588	2,406	2,441	2,304	9,738
Net investment loss	(2,488)	(2,138)	(2,123)	(2,019)	(8,769)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(3)	1	—	—	(2)
Net realized loss on futures contracts	—	(9,700)	(55)	(4,574)	(14,329)
Net change in unrealized appreciation/depreciation on futures contracts	79,399	(166,782)	136,070	(39,328)	9,358
Net realized and unrealized gain (loss)	79,396	(176,481)	136,014	(43,902)	(4,973)
Net gain (loss)	$76,907	$(178,619)	$133,891	$(45,921)	$(13,741)
Net gain (loss) per Share	$1.92	$(4.50)	$3.45	$(1.24)	$(0.35)
Weighted-average Shares outstanding	40,011,538	39,680,769	38,782,065	37,063,587	38,855,874

*     Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2013.

Item 9A. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (1992). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

On February 24, 2014, the Sponsor appointed Jack Gee and Paul Lohrey as Directors of the Sponsor, effective March 28, 2014.  Mr. Gee and Mr. Lohrey replace Patrick Dunne and Manish Mehta, who will resign as Directors of the Sponsor, effective March 28, 2014.  Mr. Dunne will continue to serve as President and Chief Executive Officer of the Sponsor.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2013 and December 31, 2012 were:

	2013	2012
Audit fees	$94,265	$84,300
Audit-related fees	—	2,500
Tax fees	326,455	356,580
All other fees	—	—
	$420,720	$443,380

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

(5) BlackRock Asset Management International Inc., the sponsor of the registrant until December 31, 2013, had no board of directors (and, therefore, no audit committee) and no policies or procedures for the approval of fees to the registrant’s auditors. Following the change of sponsor, the Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoppers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2013 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-193156 on December 31, 2013

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-193156 on December 31, 2013

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-193156 on December 31, 2013

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with Current Report on form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-193156 on December 31, 2013

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with Registration Statement No. 333-193156 on December 31, 2013

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with Current Report on Form 8-K on November 29, 2013

23.1	Consent of Pricewaterhouse Coopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares® S&P GSCI™ Commodity-Indexed Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2014

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At December 31, 2013 and December 31, 2012

	December 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$11,089,091	$188,035
Cash and cash equivalents held at brokers (restricted)	—	53,468,750
Short-term investments(a)	1,111,804,587	—
Short-term investments held at brokers (restricted)(b)	53,997,606	1,111,734,878
Receivable for variation margin on open futures contracts (Note 9)	—	2,942,400
Interest receivable	—	161
Total Assets	$1,176,891,284	$1,168,334,224
Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$5,059,530	$—
Sponsor’s fees payable	738,805	745,492
Total Liabilities	5,798,335	745,492
Commitments and Contingent Liabilities (Note 7)	$—	$—
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 36,400,000 issued and outstanding at December 31, 2013 and 35,550,000 issued and outstanding at December 31, 2012	1,171,092,949	1,167,588,732
Total Shareholders’ Capital	1,171,092,949	1,167,588,732
Total Liabilities and Shareholders’ Capital	$1,176,891,284	$1,168,334,224

(a)     Cost of short-term investments at December 31, 2013 and 2012: $1,111,804,587 and $0, respectively.

(b)     Cost of short-term investments held at brokers (restricted) at December 31, 2013 and 2012: $53,997,606 and $1,111,734,878, respectively.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
Investment Income
Interest	$664,549	$969,621	$1,649,850
Total investment income	664,549	969,621	1,649,850
Expenses
Sponsor’s fees	8,603,032	9,733,509	12,185,979
Brokerage commissions and fees	1,412	4,950	761,166
Total expenses	8,604,444	9,738,459	12,947,145
Net investment loss	(7,939,895)	(8,768,838)	(11,297,295)
Realized and Unrealized Gain (Loss)
Net realized gain (loss) on short-term investments	(69,917)	(1,661)	184,876
Net realized gain (loss) on futures contracts	(12,545,042)	(14,329,369)	165,820,763
Net change in unrealized appreciation/depreciation on futures contracts	(10,815,012)	9,358,463	(192,412,661)
Net realized and unrealized loss	(23,429,971)	(4,972,567)	(26,407,022)
Net loss	$(31,369,866)	$(13,741,405)	$(37,704,317)
Net loss per Share	$(0.89)	$(0.35)	$(0.81)
Weighted-average Shares outstanding	35,436,712	38,855,874	46,673,836

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
Shareholders’ Capital, Beginning of Period	$1,167,588,732	$1,313,291,939	$1,799,879,995
Contributions	279,756,686	60,395,586	90,651,034
Redemptions	(244,882,603)	(192,357,388)	(539,534,773)
Net investment loss	(7,939,895)	(8,768,838)	(11,297,295)
Net realized gain (loss) on short-term investments	(69,917)	(1,661)	184,876
Net realized gain (loss) on futures contracts	(12,545,042)	(14,329,369)	165,820,763
Net change in unrealized appreciation/ depreciation on futures contracts	(10,815,012)	9,358,463	(192,412,661)
Shareholders’ Capital, End of Period	$1,171,092,949	$1,167,588,732	$1,313,291,939
Net Asset Value per Share, End of Period	$32.17	$32.84	$33.04

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

	Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net loss	$(31,369,866)	$(13,741,405)	$(37,704,317)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchases of short-term investments	(4,498,735,523)	(5,256,609,540)	(5,987,702,482)
Sales/maturities of short-term investments	4,445,249,753	5,433,119,245	6,389,945,316
Accretion of discount	(651,462)	(888,806)	(1,590,656)
Net realized (gain) loss on short-term investments	69,917	1,661	(184,876)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	53,468,750	(26,220,677)	49,087,411
Receivable for variation margin on open futures contracts	2,942,400	(2,942,400)	35,184,200
Interest receivable	161	(101)	254
Payable for variation margin on open futures contracts	5,059,530	(552,020)	552,020
Sponsor’s fees payable	(6,687)	(94,047)	(270,649)
Net cash provided by (used in) operating activities	(23,973,027)	132,071,910	447,316,221
Cash Flows from Financing Activities
Contributions	279,756,686	60,395,586	90,651,034
Redemptions	(244,882,603)	(192,357,388)	(539,534,773)
Net cash provided by (used in) financing activities	34,874,083	(131,961,802)	(448,883,739)
Net increase (decrease) in cash and cash equivalents	10,901,056	110,108	(1,567,518)
Cash and Cash Equivalents
Beginning of period	188,035	77,927	1,645,445
End of period	$11,089,091	$188,035	$77,927

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedule of Investments

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills(a)
$547,517,000	0.01% - 0.13% due 1/16/14	$547,492,728
22,000,000	0.07% due 2/13/14	21,998,112
10,000,000	0.07% due 2/20/14	9,999,021
13,000,000	0.04% due 2/27/14	12,999,259
413,925,000	0.05% - 0.08% due 3/06/14	413,865,494
75,000,000	0.08% due 5/01/14	74,981,000
4,500,000	0.08% due 5/08/14	4,498,714
20,000,000	0.09% due 5/15/14	19,992,928
10,000,000	0.09% due 6/12/14	9,996,062
50,000,000	0.09% due 6/19/14	49,978,875
	Total United States Treasury bills - 99.55%(b)	$1,165,802,193

(a)      A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)      Percentage is based on shareholders’ capital.

As of December 31, 2013, the open futures contract were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
24,973	March 2014	$1,170,721,754	$75,307,837

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2013

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) was organized as a Delaware statutory trust on July 7, 2006 and commenced operations on July 10, 2006. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the “Sponsor” of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Third Amended and Restated Trust Agreement, dated as of December 31, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). In order to collateralize its Index Future positions and to reflect the U.S. Treasury component of the S&P GSCI™ Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

The investment objective of the Trust is to seek investment results that will correspond generally, but will not necessarily be identical to the performance of the Index, which reflects the return on a fully collateralized investment in the S&P GSCI-ER, before payment of the Trust’s expenses and liabilities.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor and is registered with the CFTC.

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Because the Trust and the Investing Pool were under common control at the time of the liquidation, the assets and liabilities transferred from the Investing Pool to the Trust were accounted for as a transaction among entities under common control. The financial statements of the Trust have been retroactively adjusted to reflect the following:

●	Statements of Financial Condition – The assets, liabilities and shareholders’ capital have been carried forward at their historical carrying values.

●

Statements of Operations, Changes in Shareholders’ Capital and Cash Flows – The Trust’s financial statements reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool, for all periods prior to December 31, 2013.

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

Index Futures are futures contracts listed on the CME whose settlement at expiration is based on the value of the S&P GSCI-ER at that time. Prior to April 8, 2013, the terms of the Index Futures required the Trust to deposit initial margin with a value equal to 100% of the value of each Index Future position at the time the position was established, thereby making additional payments or receipts of cash (known as “variation margin”) unnecessary. On January 31, 2013 and February 8, 2013, the CME proposed amended rules for the Index Futures, including the Index Futures held by the Trust. The changes relating to these amendments included eliminating the performance bond requirement that requires certain market participants, such as the Trust, to deposit 100% margin in respect of their long positions in Index Futures, replacing it with the margin requirements applicable to other market participants. These amendments became effective on April 8, 2013. In connection with these changes on April 8, 2013, the excess Collateral Assets that were held as margin by the Trust’s clearing futures commission merchant (“Clearing FCM”) were returned to the Trust. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the daily settlement level of its Index Futures positions. Such payments or receipts are recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Future at the time it was opened and the value at the time it was closed. The Trust deposits with the Clearing FCM the required margin for the Index Futures in the form of cash or other Collateral Assets. Index Futures are derivative instruments valued at fair value, which the Manager has determined to be that day’s announced CME settlement price for the Index Future. If there is no announced CME settlement price for the Index Future on that day, the Sponsor will use the most recently announced CME settlement price unless the Sponsor determines that the price is inappropriate as a basis for the valuation of the Index Futures. The Trust’s investments in Index Futures have not been designated as hedging instruments. As a result, all changes in the fair value are reflected in the Statements of Operations.

The investment objective of the Trust is to seek investment results that will correspond generally, but will not necessarily be identical, to the performance of the Index before payment of the Trust’s expenses and liabilities, through holdings of long positions in Index Futures and related Collateral Assets.

For futures contracts, counterparty credit risk is mitigated because futures contracts are exchange-traded and the exchange’s clearing house acts as central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account).

C.	Cash and Cash Equivalents

The Trust considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

As of December 31, 2013 and December 31, 2012, the Trust had cash and cash equivalents held at brokers of $0 and $53,468,750, respectively, which were posted as margin for the Trust’s Index Future positions.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of December 31, 2013 and December 31, 2012, the Trust had short-term investments held at brokers of $53,997,606 and $1,111,734,878, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2013, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s Index Future positions and Collateral Assets on that day, (2) the interest earned on those assets by the Trust and (3) any other assets of the Trust, as of 4:00 p.m. (New York time) that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding at the time the calculation is made. The NAV is calculated each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after 4:00 p.m. (New York time).

H.	Distributions

Interest and distributions received by the Trust on its assets may be used to acquire additional Index Futures and Collateral Assets or, in the discretion of the Sponsor, distributed to Shareholders. The Trust is under no obligation to make periodic distributions to Shareholders.

I.	Recent Accounting Standard

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

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). Individual investors that are not Authorized Participants cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption of Shares (such authorized broker-dealers are the “Authorized Participants”). Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time before 2:40 p.m. (New York time) on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

On December 31, 2013, the Trust had 36,400,000 Shares outstanding.

4 - Trust Expenses

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets in connection with the roll of Index Futures held by the Trust. These expenses are recorded as brokerage commissions and fees in the Statement of Operations as incurred.

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets.

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the Securities and Exchange Commission, (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $100,000 annually.

5 - Related Parties

The Sponsor, the Trustee and the Advisor are considered to be related parties to the Trust. The Trustee’s and Advisor’s fees are paid by the Sponsor and are not a separate expense of the Trust.

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Investment Advisory Agreement between the Trust and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Investment Advisory Agreement or any actions taken in accordance with the provisions of the Investment Advisory Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Investment Advisory Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The Trust is presenting the following financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2013, 2012 and 2011. The net investment loss and total expense ratios are calculated using average net assets. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of a Share during the period.

	Years Ended December 31,
	2013	2012	2011
Net asset value per Share, beginning of period	$32.84	$33.04	$34.15

Net investment loss	(0.22)	(0.23)	(0.24)
Realized and unrealized gain (loss)	(0.45)	(0.03)	(0.87)
Net increase (decrease) in net assets from operations	(0.67)	(0.20)	(1.11)
Net asset value per Share, end of period	$32.17	$32.84	$33.04

Total return, at net asset value	(2.04)%	(0.61)%	(3.25)%

Ratio to average net assets:
Net investment loss	(0.69)%	(0.68)%	(0.70)%
Expenses	0.75%	0.75%	0.80	%(a)

(a)     The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of Index Futures which expired in March 2011. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the year ended December 31, 2011 would have been 0.75%.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of the futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2013 and 2012, the average month-end notional amounts of open Index Futures were $1,142,953,159 and $1,293,502,033, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of December 31, 2013, 2012 and 2011:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,059,530

December 31, 2012
Commodity contracts	Receivable for variation margin on open futures contracts	$2,942,400	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2013, 2012 and 2011:

December 31, 2013	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation
Commodity contracts	Net realized loss on futures contracts	$(12,545,042)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(10,815,012)

December 31, 2012
Commodity contracts	Net realized loss on futures contracts	$(14,329,369)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	9,358,463

December 31, 2011
Commodity contracts	Net realized gain on futures contracts	$165,820,763	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(192,412,661)

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

Level 3 –	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

Fair value pricing could result in a difference between the prices used to calculate the Trust’s net asset value and the prices used by the Trust’s underlying index, which in turn could result in a difference between the Trust’s performance and the performance of the Trust’s underlying index.

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2013 and 2012:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Futures(a)	$(75,307,837)	$—	$—	$(75,307,837)
U.S. Treasury bills	—	1,165,802,193	—	1,165,802,193

December 31, 2012
Futures(a)	$(64,492,825)	$—	$—	$(64,492,825)
U.S. Treasury bills	—	1,111,734,878	—	1,111,734,878

(a) Futures contracts are valued at unrealized appreciation (depreciation).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

For purposes of CFTC Rule 4.22(h), to the best of the knowledge and belief of the undersigned, the information contained in the CFTC Annual Report set forth herein is accurate and complete.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 28, 2014

/s/ Philip J. Jensen

Philip J. Jensen

Director

Date:	February 28, 2014

/s/ Peter F. Landini

Peter F. Landini

Director

Date:	February 28, 2014

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 28, 2014

/s/ Manish Mehta

Manish Mehta

Director

Date:	February 28, 2014

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.