Form 10-Q
period 2014-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2014-05-12
CIK 1332174

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition (Unaudited)

At March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$14,172,532	$11,089,091
Short-term investments(a)	1,017,691,786	1,111,804,587
Short-term investments held at brokers (restricted)(b)	53,696,410	53,997,606
Total Assets	$1,085,560,728	$1,176,891,284

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$1,132,973	$5,059,530
Sponsor’s fees payable	676,632	738,805
Total Liabilities	1,809,605	5,798,335
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 32,850,000 issued and outstanding at March 31, 2014 and 36,400,000 issued and outstanding at December 31, 2013	1,083,751,123	1,171,092,949
Total Shareholders’ Capital	1,083,751,123	1,171,092,949
Total Liabilities and Shareholders’ Capital	$1,085,560,728	$1,176,891,284

Net Asset Value per Share	$32.99	$32.17

(a)     Cost of short-term investments at March 31, 2014 and December 31, 2013: $1,017,691,786 and $1,111,804,587, respectively.

(b)     Cost of short-term investments held at brokers (restricted) at March 31, 2014 and December 31, 2013: $53,696,410 and $53,997,606, respectively.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
Investment Income
Interest	$182,460	$228,023
Total investment income	182,460	228,023
Expenses
Sponsor’s fees	1,956,475	2,154,117
Brokerage commissions and fees	321,139	550
Total expenses	2,277,614	2,154,667
Net investment loss	(2,095,154)	(1,926,644)
Net Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	13,834	2,686
Net realized loss on futures contracts	(50,228,411)	(2,669,031)
Net change in unrealized appreciation/depreciation on futures contracts	75,537,652	6,524,861
Net realized and unrealized gain	25,323,075	3,858,516
Net gain	$23,227,921	$1,931,872
Net gain per Share	$0.71	$0.06
Weighted-average Shares outstanding	32,810,556	34,963,889

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the three months ended March 31, 2014 and the year ended December 31, 2013

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Shareholders’ Capital, Beginning of Period	$1,171,092,949	$1,167,588,732
Contributions	19,635,459	279,756,686
Redemptions	(130,205,206)	(244,882,603)
Net investment loss	(2,095,154)	(7,939,895)
Net realized gain (loss) on short-term investments	13,834	(69,917)
Net realized loss on futures contracts	(50,228,411)	(12,545,042)
Net change in unrealized appreciation/depreciation on futures contracts	75,537,652	(10,815,012)
Shareholders’ Capital, End of Period	$1,083,751,123	$1,171,092,949

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net gain	$23,227,921	$1,931,872
Adjustments to reconcile net gain to net cash provided by operating activities:
Purchases of short-term investments	(1,436,805,963)	(779,356,077)
Sales/maturities of short-term investments	1,531,413,678	774,495,698
Accretion of discount	(179,884)	(215,507)
Net realized gain on short-term investments	(13,834)	(2,686)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	—	19,297,078
Receivable for variation margin on open futures contracts	—	2,942,400
Interest receivable	—	(438)
Payable for variation margin on open futures contracts	(3,926,557)	5,271,200
Sponsor’s fees payable	(62,173)	(16,036)
Net cash provided by operating activities	113,653,188	24,347,504
Cash Flows from Financing Activities
Contributions	19,635,459	22,260,105
Redemptions	(130,205,206)	(45,955,510)
Net cash used in financing activities	(110,569,747)	(23,695,405)
Net increase in cash and cash equivalents	3,083,441	652,099
Cash and Cash Equivalents
Beginning of period	11,089,091	188,035
End of period	$14,172,532	$840,134

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2014 and December 31, 2013

March 31, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$75,000,000	0.08% due 05/01/14	$74,995,289
33,500,000	0.02% - 0.12% due 05/08/14	33,498,716
339,000,000	0.09% - 0.12% due 05/15/14	338,962,061
50,000,000	0.05% due 05/22/14	49,996,813
120,000,000	0.04% - 0.05% due 05/29/14	119,991,977
119,000,000	0.02% - 0.05% due 06/05/14	118,989,893
50,000,000	0.05% due 06/12/14	49,994,750
50,000,000	0.10% due 06/19/14	49,990,183
167,000,000	0.04% due 06/26/14	166,984,840
43,000,000	0.05% - 0.06% due 07/17/14	42,992,766
10,000,000	0.11% due 08/14/14	9,995,875
15,000,000	0.08% due 08/28/14	14,995,033
	Total United States Treasury bills (cost: $1,071,388,196) – 98.86%(b)	$1,071,388,196

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of March 31, 2014, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation
22,442	June 2014	$1,081,520,376	$229,815

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$547,517,000	0.01% - 0.13% due 01/16/14	$547,492,728
22,000,000	0.07% due 02/13/14	21,998,112
10,000,000	0.07% due 02/20/14	9,999,021
13,000,000	0.04% due 02/27/14	12,999,259
413,925,000	0.05% - 0.08% due 03/06/14	413,865,494
75,000,000	0.08% due 05/01/14	74,981,000
4,500,000	0.08% due 05/08/14	4,498,714
20,000,000	0.09% due 05/15/14	19,992,928
10,000,000	0.09% due 06/12/14	9,996,062
50,000,000	0.09% due 06/19/14	49,978,875
	Total United States Treasury bills (cost: $1,165,802,193) – 99.55%(b)	$1,165,802,193

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of December 31, 2013, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
24,973	March 2014	$1,170,721,754	$75,307,837

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2014

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

The Trust was originally part of a two tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity Indexed Investing Pool, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Because the Trust and the Investing Pool were under common control at the time of the liquidation, the assets and liabilities transferred from the Investing Pool to the Trust were accounted for as a transaction among entities under common control. The financial statements of the Trust have been retroactively adjusted to reflect the following:

●	Statements of Financial Condition – The assets, liabilities and shareholders’ capital have been carried forward at their historical carrying values.
●

Statements of Operations, Changes in Shareholders’ Capital and Cash Flows – The Trust’ financial statements reflect the Trust’ activities, had it conducted its activities directly rather than through the Investing Pool, for all periods prior to December 31, 2013.

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services -Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price for the Index Future. If there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations.

For futures contracts, counterparty credit risk is mitigated because futures contracts are exchange-traded and the exchange’s clearing house acts as central counterparty to all exchange-traded futures contracts (although customers continue to have credit exposure to the clearing member who holds their account).

Please refer to Note 9 for additional disclosures regarding the Trust’s investments in futures contracts.

C.	Cash and Cash Equivalents

The Trust considers cash and cash equivalents to be highly liquid investments with original maturities of three months or less.

D.	Short-Term Investments

Short-term investments on the Statements of Financial Condition consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of March 31, 2014 and December 31, 2013, the Trust had short-term investments held at brokers of $53,696,410 and $53,997,606, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2014, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

I.	Recent Accounting Standards

In June 2013, the FASB issued Accounting Standards Update 2013-08, Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 is an update to FASB Accounting Standards Codification Topic 946, Financial Services – Investment Companies, that provides guidance to assess whether an entity is an investment company, and gives additional measurement and disclosure requirements for an investment company and is effective for interim and annual periods beginning after December 15, 2013. Adoption of ASU 2013-08 did not have a material impact on the Trust’s financial statements.

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

Share activity was as follows:

	Three Months Ended March 31, 2014		Year Ended December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	600,000	$19,635,459	8,450,000	$279,756,686
Shares redeemed	(4,150,000)	(130,205,206)	(7,600,000)	(244,882,603)
Net increase (decrease)	(3,550,000)	$(110,569,747)	850,000	$34,874,083

4 - Trust Expenses

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets in connection with the roll of Index Futures held by the Trust. These expenses are recorded as brokerage commissions and fees in the Statements of Operations as incurred.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for the periods from January 1, 2014 to March 31, 2014 and January 1, 2013 to March 31, 2013.

	Three Months Ended March 31,
	2014		2013
Net asset value per Share, beginning of period	$32.17		$32.84

Net investment loss(a)	(0.06)		(0.06)
Net realized and unrealized gain(a)	0.88		0.15
Net increase in net assets from operations	0.82		0.09
Net asset value per Share, end of period	$32.99		$32.93

Total return, at net asset value(b)	2.55%		0.27%

Ratio to average net assets:
Net investment loss(c)	(0.80)%		(0.67)%
Expenses(c)	0.87	%(d)	0.75%

(a)	Based on average Shares outstanding during the period.
(b)	Based on the change in net asset value of a Share during the period. Percentage is not annualized.
(c)	Percentage is annualized.
(d)

The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of Index Futures which expired in March 2014. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the period ended March 31, 2014 would have been 0.75%.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of the futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2014 and the year ended December 31, 2013, the average month-end notional amounts of open Index Futures were $1,086,513,096 and $1,142,953,159, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of March 31, 2014 and December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,132,973

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,059,530

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized loss on futures contracts	$(50,228,411)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	75,537,652

Three Months Ended March 31, 2013
Commodity contracts	Net realized loss on futures contracts	$(2,669,031)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	6,524,861

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Futures contracts(a)	$229,815	$—	$—	$229,815
U.S. Treasury bills	—	1,071,388,196	—	1,071,388,196

December 31, 2013
Futures contracts(a)	$(75,307,837)	$—	$—	$(75,307,837)
U.S. Treasury bills	—	1,165,802,193	—	1,165,802,193

(a)     Futures contracts are valued at unrealized appreciation (depreciation).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could”, “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCI™ Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the S&P GSCI™ Excess Return Index (the “Index”) before payment of the Trust’s expenses and liabilities.

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the “Delaware Trustee” of the Trust.

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

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Future equals the product of (a) the number of such Index Futures owned by the Trust, (b) the settlement price of such Index Future on the date of calculation and (c) the multiplier of such Index Future. If there is no announced CME settlement price for a particular Index Future on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Future currently held by the Trust is established on each trading day by the CME shortly after the close of trading for such Index Future, which is generally 2:40 p.m. (New York time).

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

Results of Operations

The Quarter Ended March 31, 2014

The Trust’s net asset value decreased from $1,171,092,949 at December 31, 2013 to $1,083,751,123 at March 31, 2014. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 36,400,000 Shares at December 31, 2013 to 32,850,000 Shares at March 31, 2014, a consequence of 600,000 Shares (12 Baskets) being created and 4,150,000 Shares (83 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by an increase in net gain from investments.

Net gain for the quarter ended March 31, 2014 was $23,227,921, resulting from a net investment loss of $2,095,154 and a net gain of $25,323,075 on investments. For the quarter ended March 31, 2014, the Trust had a net realized gain of $13,834 on short-term investments and a net gain of $25,309,241 on futures contracts. Other than the Sponsor’s fees of $1,956,475 and brokerage commissions and fees of $321,139, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2014 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2014, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Trust does not use and is not expected to use special purpose entities to facilitate off-balance sheet financing arrangements. The Trust does not have and is not expected to have loan guarantee arrangements or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services that are in the interest of the Trust. While the Trust’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust’s financial position.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	22,442
Expiration Date:	June 2014
Weighted-Average Price per Contract:	$481.82
Notional Amount (Fair Value):	$1,081,520,376

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2014, which was $481.92 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Future positions. As a result, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	4,150,000 Shares (83 Baskets) were redeemed during the quarter ended March 31, 2014.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/14 to 01/31/14	3,800,000	$31.35
02/01/14 to 02/28/14	350,000	31.68
03/01/14 to 03/31/14	—	—
Total	4,150,000	31.37

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2007

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

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	May 12, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 12, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.