Form 10-Q
period 2014-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2014-08-08
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Statements of Financial Condition (Unaudited)

At June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$7,433,146	$11,089,091
Short-term investments(a)	1,033,820,142	1,111,804,587
Short-term investments held at brokers (restricted)(b)	49,043,183	53,997,606
Total Assets	$1,090,296,471	$1,176,891,284

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$7,462,183	$5,059,530
Sponsor’s fees payable	674,994	738,805
Total Liabilities	8,137,177	5,798,335
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 32,000,000 issued and outstanding at June 30, 2014 and 36,400,000 issued and outstanding at December 31, 2013	1,082,159,294	1,171,092,949
Total Shareholders’ Capital	1,082,159,294	1,171,092,949
Total Liabilities and Shareholders’ Capital	$1,090,296,471	$1,176,891,284

Net Asset Value per Share	$33.82	$32.17

(a)     Cost of short-term investments at June 30, 2014 and December 31, 2013: $1,033,820,142 and $1,111,804,587, respectively.

(b)     Cost of short-term investments held at brokers (restricted) at June 30, 2014 and December 31, 2013: $49,043,183 and $53,997,606, respectively.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Investment Income
Interest	$132,553	$174,777	$315,013	$402,800
Total investment income	132,553	174,777	315,013	402,800
Expenses
Sponsor’s fees	2,099,390	2,003,672	4,055,865	4,157,789
Brokerage commissions and fees	131,184	—	452,323	550
Total expenses	2,230,574	2,003,672	4,508,188	4,158,339
Net investment loss	(2,098,021)	(1,828,895)	(4,193,175)	(3,755,539)
Net Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	6,711	2,140	20,545	4,826
Net realized gain (loss) on futures contracts	10,843,161	(4,110,681)	(39,385,250)	(6,779,712)
Net change in unrealized appreciation/depreciation on futures contracts	17,804,416	(62,881,848)	93,342,068	(56,356,987)
Net realized and unrealized gain (loss)	28,654,288	(66,990,389)	53,977,363	(63,131,873)
Net gain (loss)	$26,556,267	$(68,819,284)	$49,784,188	$(66,887,412)
Net gain (loss) per Share	$0.79	$(2.02)	$1.50	$(1.94)
Weighted-average Shares outstanding	33,606,044	34,093,956	33,210,497	34,530,663

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital (Unaudited)

For the six months ended June 30, 2014 and the year ended December 31, 2013

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Shareholders’ Capital, Beginning of Period	$1,171,092,949	$1,167,588,732
Contributions	128,709,123	279,756,686
Redemptions	(267,426,966)	(244,882,603)
Net investment loss	(4,193,175)	(7,939,895)
Net realized gain (loss) on short-term investments	20,545	(69,917)
Net realized loss on futures contracts	(39,385,250)	(12,545,042)
Net change in unrealized appreciation/depreciation on futures contracts	93,342,068	(10,815,012)
Shareholders’ Capital, End of Period	$1,082,159,294	$1,171,092,949

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net gain (loss)	$49,784,188	$(66,887,412)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchases of short-term investments	(2,702,688,614)	(1,851,182,418)
Sales/maturities of short-term investments	2,785,960,463	1,926,439,112
Accretion of discount	(312,436)	(389,719)
Net realized gain on short-term investments	(20,545)	(4,826)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	—	42,340,302
Receivable for variation margin on open futures contracts	—	2,942,400
Interest receivable	—	161
Payable for variation margin on open futures contracts	2,402,653	7,229,218
Sponsor’s fees payable	(63,811)	(91,819)
Net cash provided by operating activities	135,061,898	60,394,999
Cash Flows from Financing Activities
Contributions	128,709,123	33,239,664
Redemptions	(267,426,966)	(92,509,764)
Net cash used in financing activities	(138,717,843)	(59,270,100)
Net increase (decrease) in cash and cash equivalents	(3,655,945)	1,124,899
Cash and Cash Equivalents
Beginning of period	11,089,091	188,035
End of period	$7,433,146	$1,312,934

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2014 and December 31, 2013

June 30, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$69,600,000	0.02% - 0.04% due 07/10/14	$69,599,353
93,000,000	0.03% - 0.06% due 07/17/14	92,998,251
72,700,000	0.03% due 07/24/14	72,698,583
90,700,000	0.02% due 07/31/14	90,698,299
56,920,000	0.02% - 0.03% due 08/07/14	56,918,599
160,000,000	0.03% - 0.11% due 08/14/14	159,994,073
148,000,000	0.04% - 0.08% due 08/28/14	147,990,567
123,000,000	0.03% - 0.04% due 09/04/14	122,991,645
176,000,000	0.04% due 09/11/14	175,986,873
43,000,000	0.03% due 09/25/14	42,997,432
38,345,000	0.05% due 11/20/14	38,337,816
11,655,000	0.06% due 12/11/14	11,651,834
	Total United States Treasury bills (cost: $1,082,863,325) – 100.07%(b)	$1,082,863,325

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of June 30, 2014, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation
21,864	September 2014	$1,082,574,096	$18,034,231

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$547,517,000	0.01% - 0.13% due 01/16/14	$547,492,728
22,000,000	0.07% due 02/13/14	21,998,112
10,000,000	0.07% due 02/20/14	9,999,021
13,000,000	0.04% due 02/27/14	12,999,259
413,925,000	0.05% - 0.08% due 03/06/14	413,865,494
75,000,000	0.08% due 05/01/14	74,981,000
4,500,000	0.08% due 05/08/14	4,498,714
20,000,000	0.09% due 05/15/14	19,992,928
10,000,000	0.09% due 06/12/14	9,996,062
50,000,000	0.09% due 06/19/14	49,978,875
	Total United States Treasury bills (cost: $1,165,802,193) – 99.55%(b)	$1,165,802,193

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of December 31, 2013, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
24,973	March 2014	$1,170,721,754	$75,307,837

See notes to financial statements.

iShares® S&P GSCI™ CommodityIndexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2014

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

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures, including energy commodities, precious and industrial metal commoditites, agricultural commodities and livestock commoditites. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

As of June 30, 2014 and December 31, 2013, the Trust had short-term investments held at brokers of $49,043,183 and $53,997,606, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2014, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Share activity was as follows:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	3,900,000	$128,709,123	8,450,000	$279,756,686
Shares redeemed	(8,300,000)	(267,426,966)	(7,600,000)	(244,882,603)
Net increase (decrease)	(4,400,000)	$(138,717,843)	850,000	$34,874,083

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014		2013	2014		2013
Net asset value per Share, beginning of period	$32.99		$32.93	$32.17		$32.84

Net investment loss(a)	(0.06)		(0.05)	(0.13)		(0.11)
Net realized and unrealized gain (loss)(b)	0.89		(1.93)	1.78		(1.78)
Net increase (decrease) in net assets from operations	0.83		(1.98)	1.65		(1.89)
Net asset value per Share, end of period	$33.82		$30.95	$33.82		$30.95

Total return, at net asset value(c)	2.52%		(6.01)%	5.13%		(5.76)%

Ratio to average net assets:
Net investment loss(d)	(0.75)%		(0.69)%	(0.78)%		(0.68)%
Expenses(d)	0.80	%(e)	0.75%	0.83	%(e)	0.75%

(a)     Based on average Shares outstanding during the period.

(b)     The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)     Based on the change in net asset value of a Share during the period. Percentage is not annualized.

(d)     Percentage is annualized.

(e)     The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of Index Futures. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the three and six months ended June 30, 2014 would have been 0.75%.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of the futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2014 and the year ended December 31, 2013, the average month-end notional amounts of open Index Futures were $1,100,194,054 and $1,142,953,159, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of June 30, 2014 and December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,462,183

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,059,530

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three and six months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/Depreciation
Commodity contracts	Net realized gain (loss) on futures contracts	$10,843,161	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	17,804,416

Three Months Ended June 30, 2013
Commodity contracts	Net realized gain (loss) on futures contracts	$(4,110,681)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(62,881,848)

Six Months Ended June 30, 2014
Commodity contracts	Net realized gain (loss) on futures contracts	$(39,385,250)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	93,342,068

Six Months Ended June 30, 2013
Commodity contracts	Net realized gain (loss) on futures contracts	$(6,779,712)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(56,356,987)

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Futures contracts(a)	$18,034,231	$—	$—	$18,034,231
U.S. Treasury bills	—	1,082,863,325	—	1,082,863,325

December 31, 2013
Futures contracts(a)	$(75,307,837)	$—	$—	$(75,307,837)
U.S. Treasury bills	—	1,165,802,193	—	1,165,802,193

(a)     Futures contracts are valued at unrealized appreciation (depreciation).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forwardlooking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forwardlooking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forwardlooking statements to conform such statements to actual results or to a change in expectations or predictions.

Introduction

The iShares® S&P GSCI™ CommodityIndexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCI™ Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the S&P GSCI™ Excess Return Index (the “Index”) before payment of the Trust’s expenses and liabilities.

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

Results of Operations

The Quarter Ended June 30, 2014

The Trust’s net asset value decreased from $1,083,751,123 at March 31, 2014 to $1,082,159,294 at June 30, 2014. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 32,850,000 Shares at March 31, 2014 to 32,000,000 Shares at June 30, 2014, a consequence of 3,300,000 Shares (66 Baskets) being created and 4,150,000 Shares (83 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by a net gain.

Net gain for the quarter ended June 30, 2014 was $26,556,267, resulting from a net investment loss of $2,098,021 and a net realized and unrealized gain of $28,654,288. For the quarter ended June 30, 2014, the Trust had a net realized gain of $6,711 on short-term investments and a net realized and unrealized gain of $28,647,577 on futures contracts. Other than the Sponsor’s fees of $2,099,390 and brokerage commissions and fees of $131,184, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2014

The Trust’s net asset value decreased from $1,171,092,949 at December 31, 2013 to $1,082,159,294 at June 30, 2014. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 36,400,000 Shares at December 31, 2013 to 32,000,000 Shares at June 30, 2014, a consequence of 3,900,000 Shares (78 Baskets) being created and 8,300,000 Shares (166 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net gain.

Net gain for the six months ended June 30, 2014 was $49,784,188, resulting from a net investment loss of $4,193,175 and a net realized and unrealized gain of $53,977,363. For the six months ended June 30, 2014, the Trust had a net realized gain of $20,545 on short-term investments and a net realized and unrealized gain of $53,956,818 on futures contracts. Other than the Sponsor’s fees of $4,055,865 and brokerage commissions and fees of $452,323, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2014 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2014, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the longside open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the shortside interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	21,864
Expiration Date:	September 2014
Weighted-Average Price per Contract:	$486.89
Notional Amount (Fair Value):	$1,082,574,096

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2014, which was $495.14 per contract, and the $100 multiplier applicable under the contract terms.

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

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER , or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)     None.

b)     Not applicable.

c)     4,150,000 Shares (83 Baskets) were redeemed during the quarter ended June 30, 2014.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/14 to 04/30/14	—	$—
05/01/14 to 05/31/14	400,000	33.38
06/01/14 to 06/30/14	3,750,000	33.03
Total	4,150,000	33.07

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with Registration Statement No. 333-193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with Registration Statement No. 333-193156 on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares® Delaware Trust Sponsor LLC

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	August 8, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 8, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.