Form 10-Q
period 2014-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2014-11-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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
Statements of Financial Condition (Unaudited)
At September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$19,763,953	$11,089,091
Short-term investments(a)	936,712,459	1,111,804,587
Short-term investments held at brokers (restricted)(b)	50,425,989	53,997,606
Total Assets	$1,006,902,401	$1,176,891,284

Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$27,109,311	$5,059,530
Sponsor’s fees payable	629,006	738,805
Total Liabilities	$27,738,317	5,798,335
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Shares, no par value, unlimited amount authorized (at redemption value) – 33,150,000 issued and outstanding at September 30, 2014 and 36,400,000 issued and outstanding at December 31, 2013	979,164,084	1,171,092,949
Total Shareholders’ Capital	979,164,084	1,171,092,949
Total Liabilities and Shareholders’ Capital	$1,006,902,401	$1,176,891,284

Net Asset Value per Share	$29.54	$32.17

(a)     Cost of short-term investments at September 30, 2014 and December 31, 2013: $936,712,459 and $1,111,804,587, respectively.

(b)     Cost of short-term investments held at brokers (restricted) at September 30, 2014 and December 31, 2013: $50,425,989 and $53,997,606, respectively.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust
Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Investment Income
Interest	$99,328	$94,496	$414,341	$497,296
Total investment income	99,328	94,496	414,341	497,296
Expenses
Sponsor’s fees	2,030,598	2,234,440	6,086,463	6,392,229
Brokerage commissions and fees	138,402	—	590,725	550
Total expenses	2,169,000	2,234,440	6,677,188	6,392,779
Net investment loss	(2,069,672)	(2,139,944)	(6,262,847)	(5,895,483)
Net Realized and Unrealized Gain (Loss)
Net realized gain on short-term investments	8,576	1,086	29,121	5,912
Net realized loss on futures contracts	(99,275,900)	(944,965)	(138,661,150)	(7,724,677)
Net change in unrealized appreciation/depreciation on futures contracts	(43,732,303)	45,995,242	49,609,765	(10,361,745)
Net realized and unrealized gain (loss)	(142,999,627)	45,051,363	(89,022,264)	(18,080,510)
Net gain (loss)	$(145,069,299)	$42,911,419	$(95,285,111)	$(23,975,993)
Net gain (loss) per Share	$(4.26)	$1.19	$(2.85)	$(0.68)
Weighted-average Shares outstanding	34,042,391	36,134,239	33,490,842	35,071,062

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust
Statements of Changes in Shareholders’ Capital (Unaudited)
For the nine months ended September 30, 2014 and the year ended December 31, 2013

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Shareholders’ Capital, Beginning of Period	$1,171,092,949	$1,167,588,732
Contributions	252,340,901	279,756,686
Redemptions	(348,984,655)	(244,882,603)
Net investment loss	(6,262,847)	(7,939,895)
Net realized gain (loss) on short-term investments	29,121	(69,917)
Net realized loss on futures contracts	(138,661,150)	(12,545,042)
Net change in unrealized appreciation/depreciation on futures contracts	49,609,765	(10,815,012)
Shareholders’ Capital, End of Period	$979,164,084	$1,171,092,949

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net loss	$(95,285,111)	$(23,975,993)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,907,427,152)	(3,313,089,740)
Sales/maturities of short-term investments	4,086,531,783	3,173,384,473
Accretion of discount	(411,765)	(484,217)
Net realized gain on short-term investments	(29,121)	(5,912)
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	—	34,374,633
Receivable for variation margin on open futures contracts	—	2,942,400
Interest receivable		161
Payable for variation margin on open futures contracts	22,049,781	5,202,484
Sponsor’s fees payable	(109,799)	43,915
Net cash provided by (used in) operating activities	105,318,616	(121,607,796)
Cash Flows from Financing Activities
Contributions	252,340,901	263,677,995
Redemptions	(348,984,655)	(133,315,923)
Net cash provided by (used in) financing activities	(96,643,754)	130,362,072
Net increase in cash and cash equivalents	8,674,862	8,754,276
Cash and Cash Equivalents
Beginning of period	11,089,091	188,035
End of period	$19,763,953	$8,942,311

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited) At September 30, 2014 and December 31, 2013

September 30, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$27,000,000	0.03% due 10/16/14	$26,997,953
40,000,000	0.03% due 10/30/14	39,998,953
100,000,000	0.03% due 11/13/14	99,997,014
38,345,000	0.05% due 11/20/14	38,342,470
124,925,000	0.03% due 11/28/14	124,919,566
116,641,000	0.03% due 12/04/14	116,635,712
7,700,000	0.01% due 12/18/14	7,699,783
70,000,000	0.06% due 01/08/15	69,987,969
41,000,000	0.06% due 01/15/15	40,987,563
95,655,000	0.06% due 01/22/15	95,637,168
59,000,000	0.06% due 01/29/15	58,988,200
32,000,000	0.06% due 02/05/15	31,993,509
73,000,000	0.05% due 02/12/15	72,986,957
42,000,000	0.05% due 02/19/15	41,991,281
120,000,000	0.05% due 03/12/15	119,974,350
	Total United States Treasury bills (cost: $ 987,138,448) – 100.81%(b)	$987,138,448

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of September 30, 2014, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
22,546	December 2014	$977,314,990	$25,698,072

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$547,517,000	0.01% - 0.13% due 01/16/14	$547,492,728
22,000,000	0.07% due 02/13/14	21,998,112
10,000,000	0.07% due 02/20/14	9,999,021
13,000,000	0.04% due 02/27/14	12,999,259
413,925,000	0.05% - 0.08% due 03/06/14	413,865,494
75,000,000	0.08% due 05/01/14	74,981,000
4,500,000	0.08% due 05/08/14	4,498,714
20,000,000	0.09% due 05/15/14	19,992,928
10,000,000	0.09% due 06/12/14	9,996,062
50,000,000	0.09% due 06/19/14	49,978,875
	Total United States Treasury bills (cost: $1,165,802,193) – 99.55%(b)	$1,165,802,193

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of December 31, 2013, the open futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
24,973	March 2014	$1,170,721,754	$75,307,837

See notes to financial statements.

iShares® S&P GSCI™ Commodity Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2014

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price for the Index Future. lf there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations.

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

As of September 30, 2014 and December 31, 2013, the Trust had short-term investments held at brokers of $50,425,989 and $53,997,606, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of September 30, 2014, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Share activity was as follows:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
	Shares	Amount	Shares	Amount
Shares issued	7,650,000	$252,340,901	8,450,000	$279,756,686
Shares redeemed	(10,900,000)	(348,984,655)	(7,600,000)	(244,882,603)
Net increase (decrease)	(3,250,000)	$(96,643,754)	850,000	$34,874,083

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014		2013	2014		2013

Net asset value per Share, beginning of period	$33.82		$30.95	$32.17		$32.84

Net investment loss(a)	(0.06)		(0.06)	(0.19)		(0.17)
Net realized and unrealized gain (loss)(b)	(4.22)		1.49	(2.44)		(0.29)
Net increase (decrease) in net assets from operations	(4.28)		1.43	(2.63)		(0.46)
Net asset value per Share, end of period	$29.54		$32.38	$29.54		$32.38

Total return, at net asset value(c)	(12.66)%		4.62%	(8.18)%		(1.40)%

Ratio to average net assets:
Net investment loss(d)	(0.77)%		(0.72)%	(0.77)%		(0.69)%
Expenses(d)	0.80	%(e)	0.75%	0.82	%(e)	0.75%

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

(d)     Percentage is annualized.

(e)     The ratio of expenses to average net assets includes brokerage commissions and fees in connection with the roll of Index Futures. Excluding such brokerage commissions and fees, the ratio of expenses to average net assets for the three and nine months ended September 30, 2014 would have been 0.75%.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of the futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2014 and the year ended December 31, 2013, the average month-end notional amounts of open Index Futures were $1,086,440,098 and $1,142,953,159, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of September 30, 2014 and December 31, 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$27,109,311

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,059,530

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three and nine months ended September 30, 2014 and 2013:

	Statements of Operations Location	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation
Three Months Ended September 30, 2014
Commodity contracts	Net realized gain (loss) on futures contracts	$(99,275,900)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(43,732,303)

Three Months Ended September 30, 2013
Commodity contracts	Net realized gain (loss) on futures contracts	$(944,965)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	45,995,242
Nine Months Ended September 30, 2014
Commodity contracts	Net realized gain (loss) on futures contracts	$(138,661,150)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	49,609,765

Nine Months Ended September 30, 2013
Commodity contracts	Net realized gain (loss) on futures contracts	$(7,724,677)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(10,361,745)

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Futures Contracts(a)	$(25,698,072)	$—	$—	$(25,698,072)
U.S. Treasury bills	—	987,138,448	—	987,138,448

December 31, 2013
Futures Contracts(a)	$(75,307,837)	$—	$—	$(75,307,837)
U.S. Treasury bills	—	1,165,802,193	—	1,165,802,193

(a)     Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2014

The Trust’s net asset value decreased from $1,082,159,294 at June 30, 2014 to $979,164,084 at September 30, 2014. The decrease in the Trust’s net asset value resulted primarily from a net loss. The decrease in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 32,000,000 Shares at June 30, 2014 to 33,150,000 Shares at September 30, 2014, a consequence of 3,750,000 Shares (75 Baskets) being created and 2,600,000 Shares (52 Baskets) being redeemed during the quarter.

Net loss for the quarter ended September 30, 2014 was $145,069,299, resulting from a net investment loss of $2,069,672 and a net realized and unrealized loss of $142,999,627. For the quarter ended September 30, 2014, the Trust had a net realized gain of $8,576 on short-term investments and a net realized and unrealized loss of $143,008,203 on futures contracts. Other than the Sponsor’s fees of $2,030,598 and brokerage commissions and fees of $138,402, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2014

The Trust’s net asset value decreased from $1,171,092,949 at December 31, 2013 to $979,164,084 at September 30, 2014. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 36,400,000 Shares at December 31, 2013 to 33,150,000 Shares at September 30, 2014, a consequence of 7,650,000 Shares (153 Baskets) being created and 10,900,000 Shares (218 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a net loss.

Net loss for the nine months ended September 30, 2014 was $95,285,111, resulting from a net investment loss of $6,262,847 and a net realized and unrealized loss of $89,022,264. For the nine months ended September 30, 2014, the Trust had a net realized gain of $29,121 on short-term investments and a net realized and unrealized loss of $89,051,385 on futures contracts. Other than the Sponsor’s fees of $6,086,463 and brokerage commissions and fees of $590,725, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2014 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2014, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	22,546
Expiration Date:	December 2014
Weighted-Average Price per Contract:	$444.87
Notional Amount (Fair Value):	$977,314,990

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2014, which was $433.48 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,600,000 Shares (52 Baskets) were redeemed during the quarter ended September 30, 2014.

Period	Total Number of Shares Redeemed	Average Price Per Share
7/01/14 to 7/31/14	100,000	$31.99
8/01/14 to 8/31/14	2,000,000	31.65
9/01/14 to 9/30/14	500,000	30.10
Total	2,600,000	31.37

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

iShares® Delaware Trust Sponsor LLC,

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	November 7, 2014

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 7, 2014

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.