Form 10-K
period 2014-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2015-02-27
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the shares held by non-affiliates was approximately $1,085,440,000.

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

iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A., or “BTC,” is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the “Delaware Trustee” of the Trust.

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

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

The activities of the Trust are generally limited to:

(1)	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets);

(2)	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets;

(3)	paying out of its assets any expenses and liabilities of the Trust not assumed by the Sponsor; and

(4)	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Future positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures, and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the S&P GSCI™ Total Return Index (the “Index”) or the S&P GSCI-ER or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, the “CME” or the “Exchange,” the Sponsor will determine, pursuant to the terms of the Trust’s trust agreement, which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

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

When establishing positions in Index Futures, the Trust is required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Future position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or Goldman, Sachs & Co., the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Future positions. If the daily settlement level causes the value of the Trust’s Index Future positions to decrease, the Trust is required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Future positions to increase, the Trust’s account with the Clearing FCM receives variation margin in an amount equal to the increase.

The Shares are intended to constitute an alternative means for investors to achieve investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and U.S.Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative method of participating in the commodities market. In addition, retail investors can gain exposure to the commodities underlying the S&P GSCI-ER by purchasing individual or small lots of Shares through traditional brokerage accounts, without being subject to the significantly higher minimum contract sizes required for directly establishing a position in the underlying commodities or futures contracts. The Shares are eligible for margin accounts.

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below their NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in their NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the S&P GSCI-ER is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these “gaps” in market trading hours.

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust’s trust agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

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

Trust Expenses

The Sponsor has agreed under the trust agreement to pay the following administrative, operational and marketing expenses:

(1)	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

(2)	NYSE Arca listing fees;

(3)	printing and mailing costs;

(4)	audit fees;

(5)	fees for registration of the Shares with the SEC;

(6)	tax reporting costs;

(7)	license fees; and

(8)	legal expenses relating to the Trust of up to $100,000 annually.

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

The following expenses are paid out of the assets of the Trust:

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

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust’s trust agreement.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, Goldman, Sachs & Co., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge Group SA and UBS Securities LLC are the only Authorized Participants.

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

The Trustee has the right to reject any creation order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor or the Trust Administrator. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a creation order.

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

Before surrendering Baskets for redemption, an Authorized Participant must deliver to the Trustee a request indicating the number of Baskets it intends to redeem and providing other details with respect to the procedures by which the assets representing the required Basket Amount are to be transferred. The Trustee expects to acknowledge the redemption order unless it or the Sponsor decides to refuse the redemption order.

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

The Trustee has the right to reject any redemption order for any reason. The reasons for the rejection may include, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor or the Trust Administrator. Each authorized participant agreement provides that neither the Trustee nor any agents acting on its behalf will be liable to any person for rejecting a redemption order.

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Future positions are held in the Trust’s account, established at its Clearing FCM. The Clearing FCM further transfers some or all of the Collateral Assets posted as margin for the Trust’s Index Future positions to the Exchange.

Substantially all of the Trust’s remaining assets consist of Collateral Assets held in the Trust’s accounts at the Trust Administrator.

Futures Contracts on the S&P GSCI-ER

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the S&P GSCI-ER, and may include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. Index Futures subsequently acquired by the Trust may have terms that differ from those of the Index Futures it currently holds, including transaction fees associated with the purchase and sale of these Index Futures.

Creation and redemption of interests in the Trust are generally effected through exchanges for related positions or “EFRPs.” EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the participant taking the long position on the futures contract transfers the underlying commodity or other related position to the participant taking the short position on the futures contract. The CME, the Exchange on which Index Futures trade, permits the execution of EFRPs consisting of simultaneous transfers of Index Futures and Shares. This mechanism generally is expected to be used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) to the Trust in return for Shares.

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

The first Index Futures were commodity excess return future contracts on the S&P GSCI-ER, or “CERFs,” that were first listed and made available for trading on March 13, 2006. Until October 2010, these CERFs, which expired in March 2011, were the only Index Futures listed. In October 2010, the CME listed a second CERF, scheduled to expire in March 2014. In January 2014, the CME changed the listing cycle of Index Futures to include the nearest four months as contract months at any given point in time. Accordingly, as of June 27, 2014, the CME listed Index Futures contracts expiring in July, August, September and October of 2014. The CME may at any time expand the listing cycle of Index Futures to include additional expiration dates, and may from time to time amend the rules applicable to the Index Futures. On April 8, 2013, the CME amended the rules applicable to the Index Futures then held by the Trust (through the Investing Pool, its now-dissolved subsidiary). In connection with these amendments, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool recognized gain or loss for U.S. federal income tax purposes on each of its Index Future positions, depending on the price at which each such position was established.

Index Futures are subject to the rules of the CME. Index Futures trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in Index Futures are cleared through the CME’s clearing house by the trader’s futures commission merchant, or “FCM,” acting as its agent. Under these clearing arrangements, the CME’s clearing house becomes the buyer to each member FCM representing a seller of the contract and the seller to each member futures commission merchant representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in Index Futures is subject to the credit risk of the CME’s clearing house and the FCM carrying its position in Index Futures. See “Risk Factors—Risk Factors Related to Index Futures and the S&P GSCI-ER—The Clearing FCM or an Exchange’s clearing house could fail.”

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

The Index and the S&P GSCI-ER

This section contains a description of the Index and the S&P GSCI-ER. All information regarding the Index and the S&P GSCI-ER contained in this report, including its composition, method of calculation, changes in their constituent components and historical performance, has been derived from publicly available information, including information published by S&P Dow Jones Indices LLC, which is the “Index Sponsor,” but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the S&P GSCI-ER and the Index Sponsor.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 30, 2015, are as follows:

Commodity	Dollar Weights January 30, 2015*	Ticker**	Trading Facility
Brent Crude Oil	20.01%	LCO	ICE - UK
Crude Oil	19.26%	CL	NYM / ICE
Gas Oil	6.28%	LGO	ICE - UK
Live Cattle	5.46%	LC	CME
Heating Oil	5.44%	HO	NYM
Unleaded Gas	4.91%	RB	NYM
Corn	4.70%	C	CBT
Copper	3.97%	MCU	LME
Gold	3.92%	GC	CMX
Chicago Wheat	3.86%	W	CBT
Aluminum	3.28%	MAL	LME
Soybeans	3.27%	S	CBT
Natural Gas	3.23%	NG	NYM / ICE
Lean Hogs	2.37%	LH	CME
Sugar	1.98%	SB	ICE - US
Feeder Cattle	1.31%	FC	CME
Cotton	1.26%	CT	ICE - US
Coffee	1.13%	KC	ICE - US
Zinc	0.99%	MZN	LME
Kansas Wheat	0.95%	KW	KBT
Nickel	0.84%	MNI	LME
Lead	0.66%	MPB	LME
Silver	0.48%	SI	CMX
Cocoa	0.44%	CC	ICE - US

*	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
**	Tickers are Reuters RIC Codes.

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

In addition, the Index Sponsor performs this calculation on a monthly basis and, if the multiple of any contract is below the prescribed threshold, the composition of the S&P GSCI™ is reevaluated, based on the criteria and weighting procedure described above. This procedure is undertaken to allow the S&P GSCI™ to shift from contracts that have lost substantial liquidity into more liquid contracts during the course of a given year. As a result, it is possible that the composition or weighting of the S&P GSCI™ will change on one or more of these monthly evaluation dates. The likely circumstances under which the Index Sponsor would be expected to change the composition of the Index during a given year, however, are (1) a substantial shift of liquidity away from a contract included in the Index as described above, or (2) an emergency, such as a natural disaster or act of war or terrorism, that causes trading in a particular contract to cease permanently or for an extended period of time. In either event, the Index Sponsor will publish the nature of the changes, through websites, news media or other outlets, with as much prior notice to market participants as is reasonably practicable. Moreover, regardless of whether any changes have occurred during the year, the Index Sponsor reevaluates the composition of the S&P GSCI™ at the conclusion of each year, based on the above criteria. Other commodities that satisfy that criteria, if any, are expected to be added to the S&P GSCI™. Commodities included in the S&P GSCI™ that no longer satisfy that criteria, if any, are expected to be deleted.

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

If a trading facility deletes one or more contract expirations, the S&P GSCI™ is calculated during the remainder of the year in which that deletion occurs on the basis of the remaining contract expirations designated by the Index Sponsor. If a trading facility ceases trading in all contract expirations relating to a particular contract, the Index Sponsor may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the S&P GSCI™. To the extent practicable, the replacement is expected to be effected during the next monthly review of the composition of the S&P GSCI™. If that timing is not practicable, the Index Sponsor is expected to determine the date of the replacement and will consider a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

If a trading facility eliminates one or more contract expirations, but there are remaining contract expirations of the same contract, the weighting of the commodity underlying the relevant contract is not affected. If the trading facility ceases trading in all contract expirations relating to a particular contract, and the Index Sponsor designates a replacement contract on the same commodity, the index weighting allocated to the terminated contract is allocated to the replacement contract. Accordingly, unless a contract is eliminated entirely and no replacement contract is designated, a cessation of trading in certain contract expirations or the elimination of a contract does not affect the weighting of commodities in the Index. If a contract is eliminated and there is no replacement contract, the underlying commodity drops out of the Index and the weighting allocated to that contract is then allocated pro rata to the remaining contracts in the Index. The designation of a replacement contract, or the elimination of a commodity from the Index because of the absence of a replacement contract, could affect the value of the Index and the S&P GSCI-ER, either positively or negatively, depending on the price of the contract that is eliminated and the prices of the remaining contracts in the Index. It is impossible, however, to predict the effect of these changes, if they occur, on the value of the Index or the S&P GSCI-ER.

Total Dollar Weight of the S&P GSCI™

The total dollar weight of the S&P GSCI™ is the sum of the dollar weights of each of the underlying commodities. The dollar weight of each such commodity on any given day is equal to:

●	the daily contract reference price;

●	multiplied by the appropriate CPW; and

●	during a roll period, the appropriate “roll weights” (discussed below).

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day is used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation is delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 p.m., (New York time), the Index Sponsor may, if it deems that action to be appropriate under the circumstances, determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant S&P GSCI™ calculation.

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

Historical performance of the Index, the S&P GSCI™ and the S&P GSCI-ER is no guide to their future performance or to the performance of the Shares.

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

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, manipulation, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the Index Futures market. The existence of such a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions resulting from illiquidity.

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

During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the S&P GSCI-ER may cause the price of your Shares to decrease.

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

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in November 2013, referred to in this report as the “Proposed Position Limits Rules,” that impose new federal position limits on futures and options on a subset of “reference contracts” consisting of contracts on energy, metal, and agricultural commodities and economically equivalent swaps.

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

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for reference contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. Since publication, the CFTC has re-opened the public comment period on the Proposed Position Limits Rules, most recently extending the comment period until January 22, 2015 to consider specifically, among others, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

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

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Proposed Rules,” that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and if a swap, transferred to a swap execution facility or also be liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the applicable Exchange’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

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

Currently the S&P GSCI-ER is comprised exclusively of futures contracts traded on DCMs, or regulated futures exchanges. The S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

Changes in the composition and valuation of the S&P GSCI-ER may adversely affect your Shares.

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value. A number of modifications to the methodology for determining the contracts to be included in the S&P GSCI-ER, and for valuing the S&P GSCI-ER, have been made in the past several years, and further modifications may be made. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “The Index and the S&P GSCI-ER.”

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

On January 13, 2014, new regulations became effective relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, the Trust or the Shareholders

Recourse to the Index Sponsor may be limited.

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

The Trust is subject to the fees and expenses described in this report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust and is payable by the Trust monthly in arrears. The Sponsor’s Fee may be adjusted by the Sponsor in its discretion from time to time to any amount up to 0.75% of the Adjusted Net Asset Value of the Trust. The Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value of the Trust absent an amendment to the Trust’s trust agreement in accordance with its terms, and such an adjustment may only become effective thirty days after the Trustee has notified the registered holders of the amendment.

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

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation of the Trustee without a successor, the Trust becoming subject to regulation as an “investment company,” the determination by the Sponsor that the dissolution of the Trust is advisable, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its fuctions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

In connection with any such liquidation, Trust property may be sold for prices that are less than the portion of the NAV attributable to such Trust property. Accordingly, the liquidation of Trust property may result in losses, or adversely affect your gains, on your investment in Shares.

The Sponsor has broad discretion to liquidate the Trust at any time.

The Trust’s trust agreement provides the Sponsor with broad discretion to liquidate the Trust at any time the Sponsor determines that liquidation of the Trust is advisable. It cannot be predicted when or under what circumstances, if any, the Sponsor would use this discretion to liquidate the Trust. Any such liquidation may occur at a time when you are suffering a loss on your investment in the Shares and may upset the overall maturity and timing of your investment portfolio.

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

The Trustee may suspend the right of redemption or postpone the redemption settlement date for such periods as it or the Sponsor deems to be necessary for any reason. In addition, the Trustee has the right to reject any redemption order for any reason, including, among others, (1) the related order not being in proper form as described in the authorized participant agreement, (2) market conditions or other circumstances that make transactions in or delivery of the Shares or the Index Futures impossible or impractical, (3) a determination by the Trustee that the acceptance of the related order would have adverse tax or other consequences to the Trust or the Shareholders, or (4) circumstances that would cause the acceptance of the related order to result in a violation of law in the opinion of counsel to the Trustee, the Sponsor or the Trust Administrator. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the redemption proceeds if the NAV declines during the period of the delay. Under the authorized participant agreement, the Trustee disclaims any liability that may result from any such suspension, postponement or rejection.

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

The Trust’s ability to issue new Baskets or reinvest income in additional Index Futures may be limited to the extent these activities would cause the Trust to exceed the position limits then applicable to those Index Futures. The Trust may also be required to liquidate any existing contracts in excess of the then-applicable position limits, including as a result of changes to applicable position limits or as a result of the loss of an exemption, or be required to take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as any exemption that may be applicable to the Trust’s positions in Index Futures, would be subject to CFTC review and approval. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

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

Additionally, the Sponsor and the Trustee exercise substantial control over the Trust’s activities. Among other things, the Trust’s trust agreement authorizes the Sponsor to determine whether to make distributions to Shareholders, gives the Sponsor oversight over NAV calculations and the creation and redemption process and permits the Sponsor to dissolve the Trust if it deems such dissolution advisable. The Trustee also retains the right to reject any order for the creation or redemption of Baskets. The Sponsor and the Trustee may amend the provisions of the Trust’s trust agreement, including in a manner adverse to Shareholders, without Shareholder consent, including to change the assets through which the Trust seeks to achieve its investment objective, which may alter the nature of an investment in, and the performance of, the Shares.

The Trust’s trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust’s trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the Trust’s trust agreement or any duty or obligation of the Trustee or the Sponsor.

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

Under the Trust’s trust agreement, the Sponsor, the Trustee and their respective agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Sponsor and the Trustee may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the Trust’s advisory agreement, the Advisor and its agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Advisor may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

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

The Sponsor is an affiliate of the Trustee and therefore may have a conflict of interest with respect to its oversight of the Trustee. In particular, the Sponsor, which has authority to remove the Trustee in its discretion, has an incentive not to exercise this authority, even when it is in the best interests of the Shareholders to do so, because of the affiliation between the entities. The Trustee is authorized to appoint an unaffiliated Trust Administrator or other agent to carry out all or some of its duties under the Trust’s trust agreement, but is not required to delegate any of its duties to an unaffiliated third party.

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

As described elsewhere in this report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust, is payable monthly in arrears, and is subject to adjustment from time to time, except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment to the Trust’s trust agreement and thirty days’ prior notice to registered holders of the Shares. The allocation received by the Sponsor from the Trust may be higher than the amount the Trust would negotiate with an unaffiliated third party manager on an arms-length basis.

In addition, the Sponsor and its affiliates (including the Trustee and the Advisor) collectively exercise substantial control over the Trust. To the extent the interests of the Sponsor and its affiliates conflict with those of the Trust and the Shareholders, the risks associated with such conflicts may be greater than they would otherwise be for a party that cannot exercise such control over the Trust. The Trust’s trust agreement provides that in the case of a conflict of interest between the Trustee, the Sponsor and their affiliates, on the one hand, and the holders of Shares, on the other, the Trustee and the Sponsor will resolve such conflict considering the relevant interests of each party (including their own interests) and related benefits and burdens, any customary or accepted industry practices, and any applicable generally accepted accounting practices or principles. The Trust’s trust agreement further provides that in the absence of bad faith by the Trustee or the Sponsor, such a resolution will not constitute a breach of the Trust’s trust agreement or any duty or obligation of the Trustee or the Sponsor.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions, under which there is a lack of direct authority. In general, if a partnership is “publicly traded,” as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol “GSG.” Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2014 and 2013, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2014		2013
	High	Low	High	Low
First Quarter	$33.55	$30.85	$34.38	$32.22
Second Quarter	34.31	32.36	32.86	30.05
Third Quarter	33.84	29.59	34.18	30.97
Fourth Quarter	29.50	21.57	32.95	30.84

The number of Shareholders of record of the registrant as of January 31, 2015 was approximately 23,352.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2014 and 2013. The Trust has no obligation to make periodic distributions to Shareholders.

b) Not applicable.

c) 150,000 Shares (3 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2014.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/14 to 10/31/14	—	$—
11/01/14 to 11/30/14	—	—
12/01/14 to 12/31/14	150,000	21.57
Total	150,000	21.57

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2014, 2013, 2012, 2011 and 2010)

(Dollar amounts in $000’s, except for per Share amounts)

	December 31,
	2014	2013	2012	2011	2010
Total assets	$798,918	$1,176,891	$1,167,589	$1,313,292	$1,799,880
Total gain (loss) on sales of short-term investments and futures contracts	$(377,332)	$(12,615)	$(14,331)	$166,006	$(102,880)
Net gain (loss)	$(379,376)	$(31,370)	$(13,741)	$(37,704)	$118,572
Weighted-average Shares outstanding	33,754,384	35,436,712	38,855,874	46,673,836	53,999,863
Net gain (loss) per Share	$(11.24)	$(0.89)	$(0.35)	$(0.81)	$2.20
Net cash flows	$921	$10,901	$110*	$(1,568)*	$1,461*

*     Amounts for the years ended December 31, 2012, 2011 and 2010 reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

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

Introduction

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2014 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $787,119,766 at December 31, 2014. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 36,850,000 Shares at December 31, 2014.

As described in Part I above, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index is a statistical composite that tracks a diversified group of commodities futures. The Index does not actually hold a portfolio of futures contracts and does not incur the fees and expenses incurred by the Trust. These fees and expenses negatively impact the Trust's performance relative to that of the Index.

The following graph shows the daily valuation of Index Futures for the period from June 30, 2006 to December 31, 2014:

S&P GSCI-ER Index Futures (6/30/06 - 12/31/14)

$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Jun-06
Dec-06
Jun-07
Dec-07
Jun-08
Dec-08
Jun-09
Dec-09
Jun-10
Dec-10
Jun-11
Dec-11
Jun-12
Dec-12
Jun-13
Dec-13
Jun-14
Dec-14

The following graphs present the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2014, 2013 and 2012:

Results of Operations

The Year Ended December 31, 2014

The Trust’s net asset value decreased from $1,171,092,949 at December 31, 2013 to $787,119,766 at December 31, 2014. The decrease in the Trust’s net asset value resulted primarily from a net loss. The decrease in the Trust’s net asset value was partially offset by an increase in outstanding Shares, which rose from 36,400,000 Shares at December 31, 2013 to 36,850,000 Shares at December 31, 2014, a consequence of 11,500,000 Shares (230 Baskets) being created and 11,050,000 Shares (221 Baskets) being redeemed during the year.

Net loss for the year ended December 31, 2014 was $379,375,571, resulting from a net investment loss of $8,000,322 and a net realized and unrealized loss of $371,375,249. For the year ended December 31, 2014, the Trust had a net realized and unrealized gain of $58,489 on short-term investments and a net realized and unrealized loss of $371,433,738 on futures contracts. Other than the Sponsor’s Fees of $7,778,884 and brokerage commissions and fees of $738,523, the Trust had no expenses during the year.

The Year Ended December 31, 2013

The Trust’s net asset value increased from $1,167,588,732 at December 31, 2012 to $1,171,092,949 at December 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 35,550,000 Shares at December 31, 2012 to 36,400,000 Shares at December 31, 2013, a consequence of 8,450,000 Shares (169 Baskets) being created and 7,600,000 Shares (152 Baskets) being redeemed during the year. The Trust’s net asset value was partially offset by a net loss.

Net loss for the year ended December 31, 2013 was $31,369,866 resulting from a net investment loss of $7,939,895 and a net realized and unrealized loss of $23,429,971. For the year ended December 31, 2013, the Trust had a net realized loss of $69,917 on short-term investments and a net realized and unrealized loss of $23,360,054 on futures contracts. Other than the Sponsor’s Fees of $8,603,032 and brokerage commissions and fees of $1,412, the Trust had no expenses during the year.

The Year Ended December 31, 2012

The Trust’s net asset value decreased from $1,313,291,939 at December 31, 2011 to $1,167,588,732 at December 31, 2012. The decrease in the Trust’s net asset value resulted primarily from a decrease in outstanding Shares, which fell from 39,750,000 Shares at December 31, 2011 to 35,550,000 Shares at December 31, 2012, a consequence of 1,750,000 Shares (35 Baskets) being created and 5,950,000 Shares (119 Baskets) being redeemed during the year. The Trust’s net asset value was also affected by a net loss.

Net loss for the year ended December 31, 2012 was $13,741,405, resulting from a net investment loss of $8,786,838 and a net realized and unrealized loss of $4,972,567. For the year ended December 31, 2012, the Trust had a net realized loss of $1,661 on short-term investments and a net realized and unrealized loss of $4,970,906 on futures contracts. Other than the Sponsor’s Fees of $9,733,509 and brokerage commissions and fees of $4,950, the Trust had no expenses during the year.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2014 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2014, interest income was $517,085, while the Sponsor’s Fees totaled $7,778,884. For the year ended December 31, 2013, interest income was $664,549, while the Sponsor’s Fees totaled $8,603,032. For the year ended December 31, 2012, interest income was $969,621, while the Sponsor’s Fees totaled $9,733,509. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2014, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2014, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	25,010
Expiration Date:	March, 2015
Weighted-Average Price per Contract:	$341.82
Notional Amount (Fair Value):	$785,521,583

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2014, which was $314.08 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Future positions. As a result, fluctuations in the value of the Trust’s Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Future market and activities of other market participants.

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Investment Income
Interest	$182	$133	$99	$103	$517
Total investment income	182	133	99	103	517
Expenses
Sponsor’s fee	1,956	2,099	2,031	1,692	7,779
Brokerage commissions and fees	321	131	138	148	739
Total expenses	2,278	2,231	2,169	1,840	8,517
Net investment loss	(2,095)	(2,098)	(2,070)	(1,737)	(8,000)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	14	7	9	12	41
Futures contracts	(50,228)	10,843	(99,276)	(238,712)	(377,373)
Net realized gain (loss)	(50,215)	10,850	(99,267)	(238,700)	(377,332)
Net change in unrealized appreciation/depreciation on:
Short-term investments	—	—	—	17	17
Futures contracts	75,538	17,804	(43,732)	(43,671)	5,939
Net change in unrealized appreciation/depreciation	75,538	17,804	(43,732)	(43,653)	5,956
Net realized and unrealized gain (loss)	25,323	28,654	(143,000)	(282,353)	(371,375)
Net gain (loss)	$23,228	$26,556	$(145,069)	$(284,090)	$(379,376)
Net gain (loss) per Share	$0.71	$0.79	$(4.26)	$(8.23)	$(11.24)
Weighted-average Shares outstanding	32,810,556	33,606,044	34,042,391	34,536,413	33,754,384

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Investment Income
Interest	$228	$175	$94	$167	$665
Total investment income	228	175	94	167	665
Expenses
Sponsor’s fee	2,154	2,004	2,234	2,211	8,603
Brokerage commissions and fees	1	—	—	1	1
Total expenses	2,155	2,004	2,234	2,212	8,604
Net investment loss	(1,927)	(1,829)	(2,140)	(2,044)	(7,940)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	3	2	1	(76)	(70)
Futures contracts	(2,669)	(4,111)	(945)	(4,820)	(12,545)
Net realized loss	(2,666)	(4,109)	(944)	(4,896)	(12,615)
Net change in unrealized appreciation/depreciation on:
Futures contracts	6,525	(62,882)	45,995	(453)	(10,815)
Net change in unrealized appreciation/depreciation	6,525	(62,882)	45,995	(453)	(10,815)
Net realized and unrealized gain (loss)	3,859	(66,990)	45,051	(5,349)	(23,430)
Net gain (loss)	$1,932	$(68,819)	$42,911	$(7,394)	$(31,370)
Net gain (loss) per Share	$0.06	$(2.02)	$1.19	$(0.20)	$(0.89)
Weighted-average Shares outstanding	34,963,889	34,093,956	36,134,239	36,521,739	35,436,712

*     Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2014.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2014 and 2013 were:

	2014	2013
Audit fees	$60,900	$94,265
Audit-related fees	250	—
Tax fees	309,062	326,455
All other fees	—	—
	$370,212	$420,720

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

(5) BlackRock Asset Management International Inc., the sponsor of the registrant until December 31, 2013, had no board of directors (and, therefore, no audit committee) and no policies or procedures for the approval of fees to the registrant’s auditors. Following the change of sponsor, the Audit Committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of, and compensation to be paid to, PricewaterhouseCoopers LLP as auditors of the registrant.

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrants’ financial statements for the year ended December 31, 2014 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333-193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with Registration Statement No. 333-193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares® S&P GSCI™ Commodity-Indexed Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares® S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 27, 2015

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Financial Condition

At December 31, 2014 and December 31, 2013

	December 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$12,009,679	$11,089,091
Short-term investments(a)	731,918,274	1,111,804,587
Short-term investments held at brokers (restricted)(b)	52,853,943	53,997,606
Receivable for capital Shares sold	2,136,010	—
Total Assets	$798,917,906	$1,176,891,284
Liabilities and Shareholders’ Capital
Current Liabilities
Payable for variation margin on open futures contracts (Note 9)	$7,717,674	$5,059,530
Payable for capital Shares redeemed	3,231,307	—
Due to brokers	323,566	—
Sponsor’s fees payable	525,593	738,805
Total Liabilities	11,798,140	5,798,335
Commitments and Contingent Liabilities (Note 7)	—	—
Shareholders’ Capital
Redeemable capital Shares, no par value, unlimited amount authorized (at redemption value) – 36,850,000 issued and outstanding at December 31, 2014 and 36,400,000 issued and outstanding at December 31, 2013	787,119,766	1,171,092,949
Total Shareholders’ Capital	787,119,766	1,171,092,949
Total Liabilities and Shareholders’ Capital	$798,917,906	$1,176,891,284

Net Asset Value per Share	$21.36	$32.17

(a)     Cost of short-term investments at December 31, 2014 and 2013: $731,902,394 and $1,111,804,587, respectively.

(b)     Cost of short-term investments held at brokers (restricted) at December 31, 2014 and 2013: $52,852,591 and $53,997,606, respectively.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
Investment Income
Interest	$517,085	$664,549	$969,621
Total investment income	517,085	664,549	969,621
Expenses
Sponsor’s fees	7,778,884	8,603,032	9,733,509
Brokerage commissions and fees	738,523	1,412	4,950
Total expenses	8,517,407	8,604,444	9,738,459
Net investment loss	(8,000,322)	(7,939,895)	(8,768,838)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	41,257	(69,917)	(1,661)
Futures contracts	(377,372,879)	(12,545,042)	(14,329,369)
Net realized loss	(377,331,622)	(12,614,959)	(14,331,030)
Net change in unrealized appreciation/depreciation on:
Short-term investments	17,232	—	—
Futures contracts	5,939,141	(10,815,012)	9,358,463
Net change in unrealized appreciation/depreciation	5,956,373	(10,815,012)	9,358,463
Net realized and unrealized loss	(371,375,249)	(23,429,971)	(4,972,567)
Net loss	$(379,375,571)	$(31,369,866)	$(13,741,405)
Net loss per Share	$(11.24)	$(0.89)	$(0.35)
Weighted-average Shares outstanding	33,754,384	35,436,712	38,855,874

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Shareholders’ Capital

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
Shareholders’ Capital, Beginning of Period	$1,171,092,949	$1,167,588,732	$1,313,291,939
Contributions	347,622,705	279,756,686	60,395,586
Redemptions	(352,220,317)	(244,882,603)	(192,357,388)
Net investment loss	(8,000,322)	(7,939,895)	(8,768,838)
Net realized loss	(377,331,622)	(12,614,959)	(14,331,030)
Net change in unrealized appreciation/depreciation	5,956,373	(10,815,012)	9,358,463
Shareholders’ Capital, End of Period	$787,119,766	$1,171,092,949	$1,167,588,732

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

	Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net loss	$(379,375,571)	$(31,369,866)	$(13,741,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Purchases of short-term investments	(4,350,669,839)	(4,498,735,523)	(5,256,609,540)
Sales/maturities of short-term investments	4,732,272,812	4,445,249,753	5,433,119,245
Accretion of discount	(514,508)	(651,462)	(888,806)
Net realized (gain) loss on short-term investments	(41,257)	69,917	1,661
Net change in unrealized appreciation/depreciation on short-term investments	(17,232)	—	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	—	53,468,750	(26,220,677)
Receivable for variation margin on open futures contracts	—	2,942,400	(2,942,400)
Interest receivable	—	161	(101)
Payable for variation margin on open futures contracts	2,658,144	5,059,530	(552,020)
Due to brokers	323,566	—	—
Sponsor’s fees payable	(213,212)	(6,687)	(94,047)
Net cash provided by (used in) operating activities	4,422,903	(23,973,027)	132,071,910
Cash Flows from Financing Activities
Contributions	345,486,695	279,756,686	60,395,586
Redemptions	(348,989,010)	(244,882,603)	(192,357,388)
Net cash provided by (used in) financing activities	(3,502,315)	34,874,083	(131,961,802)
Net increase in cash and cash equivalents	920,588	10,901,056	110,108
Cash and Cash Equivalents
Beginning of period	11,089,091	188,035	77,927
End of period	$12,009,679	$11,089,091	$188,035

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2014 and 2013

December 31, 2014

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$32,300,000	0.01% - 0.06% due 01/08/15	$32,299,935
41,671,000	0.02% - 0.06% due 01/15/15	41,670,625
85,655,000	0.06% due 01/22/15	85,653,544
60,274,000	0.02% - 0.06% due 01/29/15	60,272,855
44,568,000	0.01% - 0.06% due 02/05/15	44,566,930
145,000,000	0.03% - 0.05% due 02/12/15	144,997,100
66,336,000	0.01% - 0.05% due 02/19/15	66,334,475
104,000,000	0.03% due 03/05/15	103,996,880
137,000,000	0.03% - 0.05% due 03/12/15	136,993,424
27,000,000	0.04% due 04/16/15	26,997,273
41,000,000	0.07% due 05/28/15	40,989,176
	Total United States Treasury bills (cost: $784,754,985) – 99.70%(b)	$784,772,217

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of December 31, 2014, the open S&P GSCI ER Index Futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
25,010	March 2015	$785,521,583	$69,368,696

See notes to financial statements.

December 31, 2013

Face Amount	Security Description	Fair Value
	United States Treasury bills(a):
$547,517,000	0.01% - 0.13% due 01/16/14	$547,492,728
22,000,000	0.07% due 02/13/14	21,998,112
10,000,000	0.07% due 02/20/14	9,999,021
13,000,000	0.04% due 02/27/14	12,999,259
413,925,000	0.05% - 0.08% due 03/06/14	413,865,494
75,000,000	0.08% due 05/01/14	74,981,000
4,500,000	0.08% due 05/08/14	4,498,714
20,000,000	0.09% due 05/15/14	19,992,928
10,000,000	0.09% due 06/12/14	9,996,062
50,000,000	0.09% due 06/19/14	49,978,875
	Total United States Treasury bills (cost: $1,165,802,193) – 99.55%(b)	$1,165,802,193

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Percentage is based on shareholders’ capital.

As of December 31, 2013, the open S&P GSCI ER Index Futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
24,973	March 2014	$1,170,721,754	$75,307,837

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2014

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

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares® S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Because the Trust and the Investing Pool were under common control at the time of the liquidation the assets and liabilities transferred from the Investing Pool to the Trust were accounted for as a transaction from the Investing Pool to the Trust were accounted for as a transaction among entities under common control. The financial statements of the Trust have been retroactively adjusted to reflect the following:

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. lf there is no announced settlement price for a particular Index Future on that day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the Statements of Operations.

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

As of December 31, 2014 and December 31, 2013, the Trust had short-term investments held at brokers of $52,853,943 and $53,997,606, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2014, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

Share activity was as follows:

	Years Ended December 31,
	2014		2013
	Shares	Amount	Shares	Amount
Shares issued	11,500,000	$347,622,705	8,450,000	$279,756,686
Shares redeemed	(11,050,000)	(352,220,317)	(7,600,000)	(244,882,603)
Net increase (decrease)	450,000	$(4,597,612)	850,000	$34,874,083

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
Net asset value per Share, beginning of period	$32.17	$32.84	$33.04

Net investment loss(a)	(0.24)	(0.22)	(0.23)
Net realized and unrealized loss(b)	(10.57)	(0.45)	0.03
Net decrease in net assets from operations	(10.81)	(0.67)	(0.20)
Net asset value per Share, end of period	$21.36	$32.17	$32.84

Total return, at net asset value(c)	(33.60)%	(2.04)%	(0.61)%

Ratio to average net assets:
Net investment loss	(0.77)%	(0.69)%	(0.68)%
Expenses	0.82%	0.75%	0.75%

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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of the futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2014 and 2013, the average month-end notional amounts of open Index Futures were $1,035,531,869 and $1,142,953,159, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Financial Condition as of December 31, 2014 and 2013:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,717,674

December 31, 2013
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,059,530

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2014, 2013 and 2012:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(377,372,879)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	5,939,141

December 31, 2013
Commodity contracts	Net realized gain (loss) from futures contracts	$(12,545,042)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(10,815,012)

December 31, 2012
Commodity contracts	Net realized gain (loss) from futures contracts	$(14,329,369)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	9,358,463

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of December 31, 2014 and 2013:

	Level 1	Level 2	Level 3	Total
December, 31, 2014
Futures Contracts(a)	$(69,368,696)	$—	$—	$(69,368,696)
U.S. Treasury bills	—	784,772,217	—	784,772,217

December 31, 2013
Futures Contracts(a)	$(75,307,837)	$—	$—	$(75,307,837)
U.S. Treasury bills	—	1,165,802,193	—	1,165,802,193

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

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Patrick J. Dunne
Patrick J. Dunne
President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2015

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 27, 2015

/s/ Philip J. Jensen
Philip J. Jensen
Director

Date:	February 27, 2015

/s/ Peter F. Landini
Peter F. Landini
Director

Date:	February 27, 2015

/s/ Kimun Lee
Kimun Lee
Director

Date:	February 27, 2015

/s/ Paul C. Lohrey
Paul C. Lohrey
Director

Date:	February 27, 2015

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.