Form 10-Q
period 2015-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2015-05-08
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Statements of Assets and Liabilities(a) (Unaudited)

At March 31, 2015 and December 31, 2014

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$4,963,865	$12,009,679
Short-term investments(b)	744,517,838	731,918,274
Short-term investments held at brokers (restricted)(c)	58,423,247	52,853,943
Receivable for capital Shares sold	—	2,136,010
Total Assets	807,904,950	798,917,906

Liabilities
Payable for variation margin on open futures contracts (Note 9)	11,430,810	7,717,674
Payable for capital Shares redeemed	—	3,231,307
Due to brokers	—	323,566
Sponsor’s fees payable	516,911	525,593
Total Liabilities	11,947,721	11,798,140

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$795,957,229	$787,119,766

Shares issued and outstanding(d)	40,750,000	36,850,000
Net Asset Value per Share (Note 2G)	$19.53	$21.36

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $744,495,855 and $731,902,394, respectively.

(c)     Cost of short-term investments held at brokers (restricted): $58,424,076 and $52,852,591, respectively.

(d)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Investment Income
Interest	$64,343	$182,460
Total investment income	64,343	182,460

Expenses
Sponsor’s fees	1,465,605	1,956,475
Brokerage commissions and fees	166,692	321,139
Total expenses	1,632,297	2,277,614
Net investment loss	(1,567,954)	(2,095,154)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	9,975	13,834
Futures contracts	(121,725,088)	(50,228,411)
Net realized loss	(121,715,113)	(50,214,577)
Net change in unrealized appreciation/depreciation on:
Short-term investments	3,922	—
Futures contracts	51,613,975	75,537,652
Net change in unrealized appreciation/depreciation	51,617,897	75,537,652
Net realized and unrealized gain (loss)	(70,097,216)	25,323,075

Net increase (decrease) in net assets resulting from operations	$(71,665,170)	$23,227,921

Net increase (decrease) in net assets per Share	$(1.82)	$0.71
Weighted-average Shares outstanding	39,394,444	32,810,556

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the three months ended March 31, 2015 and the year ended December 31, 2014

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Net Assets, Beginning of Period	$787,119,766	$1,171,092,949

Operations:
Net investment loss	(1,567,954)	(8,000,322)
Net realized loss	(121,715,113)	(377,331,622)
Net change in unrealized appreciation/depreciation	51,617,897	5,956,373
Net decrease in net assets resulting from operations	(71,665,170)	(379,375,571)

Capital Share Transactions:
Contributions for Shares issued	108,466,486	347,622,705
Distributions for Shares redeemed	(27,963,853)	(352,220,317)
Net increase (decrease) in net assets from capital share transactions	80,502,633	(4,597,612)

Increase (decrease) in net assets	8,837,463	(383,973,183)

Net Assets, End of Period	$795,957,229	$787,119,766

Shares Issued and Redeemed
Shares issued	5,350,000	11,500,000
Shares redeemed	(1,450,000)	(11,050,000)
Net increase in Shares issued and outstanding	3,900,000	450,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(71,665,170)	$23,227,921
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,197,780,639)	(1,436,805,963)
Sales/maturities of short-term investments	1,179,690,011	1,531,413,678
Accretion of discount	(64,343)	(179,884)
Net realized gain on short-term investments	(9,975)	(13,834)
Net change in unrealized appreciation/depreciation on short-term investments	(3,922)	—
Change in operating assets and liabilities:
Payable for variation margin on open futures contracts	3,713,136	(3,926,557)
Sponsor’s fees payable	(8,682)	(62,173)
Due to brokers	(323,566)	—
Net cash provided by (used in) operating activities	(86,453,150)	113,653,188

Cash Flows from Financing Activities
Contributions for Shares issued	110,602,496	19,635,459
Distributions for Shares redeemed	(31,195,160)	(130,205,206)
Net cash provided by (used in) financing activities	79,407,336	(110,569,747)
Net increase (decrease) in cash and cash equivalents	(7,045,814)	3,083,441

Cash and Cash Equivalents
Beginning of period	12,009,679	11,089,091
End of period	$4,963,865	$14,172,532

See notes to financial statements.

iShares® S&P GSCITM Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2015 and December 31, 2014

March 31, 2015

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.01% - 0.03% due 04/30/15	$96,000,000	$95,997,120
0.03% due 05/14/15	120,000,000	119,996,400
0.02% due 05/21/15	79,000,000	78,997,235
0.01% - 0.07% due 05/28/15	88,000,000	87,995,512
0.02% due 06/11/15	137,000,000	136,995,205
0.02% - 0.03% due 06/25/15	121,000,000	120,995,765
0.13% due 07/09/15	16,000,000	15,998,784
0.09% due 07/16/15	30,000,000	29,997,120
0.08% due 07/23/15	36,000,000	35,995,464
0.08% due 09/03/15	80,000,000	79,972,480
Total United States Treasury bills (Cost: $802,919,931)		802,941,085

Total Investments – 100.88%		802,941,085
Other Assets, Less Liabilities – (0.88)%		(6,983,856)
Net Assets – 100.00%		$795,957,229

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

As of March 31, 2015, the open S&P-GSCI ER Index Futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
27,584	June 2015	$793,922,687	$17,754,721

December 31, 2014

Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.01% - 0.06% due 01/08/15	$32,300,000	$32,299,935
0.02% - 0.06% due 01/15/15	41,671,000	41,670,625
0.06% due 01/22/15	85,655,000	85,653,544
0.02% - 0.06% due 01/29/15	60,274,000	60,272,855
0.01% - 0.06% due 02/05/15	44,568,000	44,566,930
0.03% - 0.05% due 02/12/15	145,000,000	144,997,100
0.01% - 0.05% due 02/19/15	66,336,000	66,334,475
0.03% due 03/05/15	104,000,000	103,996,880
0.03% - 0.05% due 03/12/15	137,000,000	136,993,424
0.04% due 04/16/15	27,000,000	26,997,273
0.07% due 05/28/15	41,000,000	40,989,176
Total United States Treasury bills (Cost: $784,754,985)		784,772,217

Total Investments – 99.70%		784,772,217
Other Assets, Less Liabilities – 0.30%		2,347,549
Net Assets – 100%		$787,119,766

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

As of December 31, 2014, the open S&P-GSCI ER Index Futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
25,010	March 2015	$785,521,583	$69,368,696

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2015

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 27, 2015.

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services - Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

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

Certain statements and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation. Certain amounts in the financial statements for the prior year have been reclassified to conform to the current financial statement presentation.

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the S&P GSCI-ER, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Turs is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the daily settlement level of its Index Futures positions. Such payments or receipts are recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Future at the time it was opened and the value at the time it was closed.

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

Short-term investments on the Statements of Assets and Liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of March 31, 2015 and December 31, 2014, the Trust had short-term investments held at brokers of $58,423,247 and $52,853,943, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2015 inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014

Net asset value per Share, beginning of period	$21.36	$32.17

Net investment loss(a)	(0.04)	(0.06)
Net realized and unrealized gain (loss)(b)	(1.79)	0.88
Net increase (decrease) in net assets from operations	(1.83)	0.82
Net asset value per Share, end of period	$19.53	$32.99

Total return, at net asset value(c)(d)	(8.57)%	2.55%

Ratio to average net assets:
Net investment loss(e)	(0.80)%	(0.80)%
Expenses(e)	0.84%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of the futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2015 and the year ended December 31, 2014, the average month-end notional amounts of open Index Futures were $787,793,892 and $1,035,531,869, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of March 31, 2015 and December 31, 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,430,810

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,717,674

The following table shows the effect of the futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2015 and 2014:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(121,725,088)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	51,613,975

Three Months Ended March 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(50,228,411)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	75,537,652

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

The following table summarizes the valuation of the Trust’s investments by the fair value hierarchy levels as of March 31, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
March 31, 2015
Futures contracts(a)	$(17,754,721)	$-	$-	$(17,754,721)
U.S. Treasury bills	-	802,941,085	-	802,941,085

December 31, 2014
Futures contracts(a)	$(69,368,696)	$-	$-	$(69,368,696)
U.S. Treasury bills	-	784,772,217	-	784,772,217

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCI™ Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s expenses and liabilities.

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

Results of Operations

The Quarter Ended March 31, 2015

The Trust’s net asset value increased from $787,119,766 at December 31, 2014 to $795,957,229 at March 31, 2015. The increase in the Trust’s net asset value resulted primarily from an increase in outstanding Shares, which rose from 36,850,000 Shares at December 31, 2014 to 40,750,000 Shares at March 31, 2015, a consequence of 5,350,000 Shares (107 Baskets) being created and 1,450,000 Shares (29 Baskets) being redeemed during the quarter. The Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2015 was $71,665,170, resulting from a net investment loss of $1,567,954 and a net realized and unrealized loss of $70,097,216. For the quarter ended March 31, 2015, the Trust had a net realized and unrealized gain of $13,897 on short-term investments and a net realized and unrealized loss of $70,111,113 on futures contracts. Other than the Sponsor’s fees of $1,465,605 and brokerage commissions and fees of $166,692, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2015 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Future position, and of a default by its clearing futures commission merchant. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Future positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2015, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	27,584
Expiration Date:	June 2015
Weighted-Average Price per Contract:	$294.25
Notional Amount (Fair Value):	$793,922,687

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2015, which was $287.82 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	1,450,000 Shares (29 Baskets) were redeemed during the quarter ended March 31, 2015.

Period	Total Number of Shares Redeemed	Average Price Per Share
1/01/15 to 1/31/15	1,200,000	$19.30
2/01/15 to 2/28/15	-	-
3/01/15 to 3/31/15	250,000	19.22
Total	1,450,000	19.29

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

Sponsor of the iShares® S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Patrick J. Dunne

Patrick J. Dunne

President and Chief Executive Officer

(Principal executive officer)

Date:	May 8, 2015

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 8, 2015

*     The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.