Form 10-Q
period 2015-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2015-08-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Statements of Assets and Liabilities(a) (Unaudited)

At June 30, 2015 and December 31, 2014

	June 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$8,806,442	$12,009,679
Short-term investments(b)	766,836,419	731,918,274
Short-term investments held at brokers (restricted)(c)	58,165,000	52,853,943
Receivable for capital Shares sold	—	2,136,010
Receivable for variation margin on open futures contracts (Note 9)	17,964,702	—
Total Assets	851,772,563	798,917,906

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	7,717,674
Payable for capital Shares redeemed	—	3,231,307
Due to brokers	—	323,566
Sponsor’s fees payable	522,441	525,593
Total Liabilities	522,441	11,798,140

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$851,250,122	$787,119,766

Shares issued and outstanding(d)	40,200,000	36,850,000
Net Asset Value per Share (Note 2G)	$21.18	$21.36

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $766,808,302 and $731,902,394, respectively.

(c)     Cost of short-term investments held at brokers (restricted): $58,159,871 and $52,852,591, respectively.

(d)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Investment Income
Interest	$75,771	$132,553	$140,114	$315,013
Total investment income	75,771	132,553	140,114	315,013

Expenses
Sponsor’s fees	1,595,533	2,099,390	3,061,138	4,055,865
Brokerage commissions and fees	165,266	131,184	331,958	452,323
Total expenses	1,760,799	2,230,574	3,393,096	4,508,188
Net investment loss	(1,685,028)	(2,098,021)	(3,252,982)	(4,193,175)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	4,481	6,711	14,456	20,545
Futures contracts	52,166,957	10,843,161	(69,558,131)	(39,385,250)
Net realized gain (loss)	52,171,438	10,849,872	(69,543,675)	(39,364,705)
Net change in unrealized appreciation/depreciation on:
Short-term investments	12,092	—	16,014	—
Futures contracts	16,001,837	17,804,416	67,615,812	93,342,068
Net change in unrealized appreciation/depreciation	16,013,929	17,804,416	67,631,826	93,342,068
Net realized and unrealized gain (loss)	68,185,367	28,654,288	(1,911,849)	53,977,363

Net increase (decrease) in net assets resulting from operations	$66,500,339	$26,556,267	$(5,164,831)	$49,784,188

Net increase (decrease) in net assets per Share	$1.64	$0.79	$(0.13)	$1.50
Weighted-average Shares outstanding	40,626,923	33,606,044	40,014,088	33,210,497

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the six months ended June 30, 2015 and the year ended December 31, 2014

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Net Assets, Beginning of Period	$787,119,766	$1,171,092,949

Operations:
Net investment loss	(3,252,982)	(8,000,322)
Net realized loss	(69,543,675)	(377,331,622)
Net change in unrealized appreciation/depreciation	67,631,826	5,956,373
Net decrease in net assets resulting from operations	(5,164,831)	(379,375,571)

Capital Share Transactions:
Contributions for Shares issued	125,666,468	347,622,705
Distributions for Shares redeemed	(56,371,281)	(352,220,317)
Net increase (decrease) in net assets from capital share transactions	69,295,187	(4,597,612)

Increase (decrease) in net assets	64,130,356	(383,973,183)

Net Assets, End of Period	$851,250,122	$787,119,766

Shares Issued and Redeemed
Shares issued	6,150,000	11,500,000
Shares redeemed	(2,800,000)	(11,050,000)
Net increase in Shares issued and outstanding	3,350,000	450,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(5,164,831)	$49,784,188
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,204,608,504)	(2,702,688,614)
Sales/maturities of short-term investments	2,164,549,886	2,785,960,463
Accretion of discount	(140,114)	(312,436)
Net realized gain on short-term investments	(14,456)	(20,545)
Net change in unrealized appreciation/depreciation on short-term investments	(16,014)	—
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(17,964,702)	—
Payable for variation margin on open futures contracts	(7,717,674)	2,402,653
Sponsor’s fees payable	(3,152)	(63,811)
Due to brokers	(323,566)	—
Net cash provided by (used in) operating activities	(71,403,127)	135,061,898

Cash Flows from Financing Activities
Contributions for Shares issued	127,802,478	128,709,123
Distributions for Shares redeemed	(59,602,588)	(267,426,966)
Net cash provided by (used in) financing activities	68,199,890	(138,717,843)
Net decrease in cash and cash equivalents	(3,203,237)	(3,655,945)

Cash and Cash Equivalents
Beginning of period	12,009,679	11,089,091
End of period	$8,806,442	$7,433,146

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2015 and December 31, 2014

June 30, 2015
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.13% due 07/09/15	$6,000,000	$6,000,018
0.00% - 0.09% due 07/16/15	62,000,000	61,999,504
0.02% - 0.08% due 07/23/15	38,000,000	37,999,886
0.01% - 0.03% due 07/30/15	119,000,000	118,998,096
0.02% due 08/20/15	61,000,000	60,999,573
0.02% due 08/27/15	68,000,000	68,000,544
0.02% - 0.08% due 09/03/15	150,000,000	150,000,000
0.02% due 09/10/15	171,000,000	171,005,130
0.01% - 0.02% due 09/17/15	39,000,000	39,000,000
0.01% due 09/24/15	111,000,000	110,998,668
Total United States Treasury bills (Cost: $824,968,173)		825,001,419

Total Investments – 96.92%		825,001,419
Other Assets, Less Liabilities – 3.08%		26,248,703
Net Assets – 100.00%		$851,250,122

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

As of June 30, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
27,211	September 2015	$851,102,937	$1,752,884

December 31, 2014
Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.01% - 0.06% due 01/08/15	$32,300,000	$32,299,935
0.02% - 0.06% due 01/15/15	41,671,000	41,670,625
0.06% due 01/22/15	85,655,000	85,653,544
0.02% - 0.06% due 01/29/15	60,274,000	60,272,855
0.01% - 0.06% due 02/05/15	44,568,000	44,566,930
0.03% - 0.05% due 02/12/15	145,000,000	144,997,100
0.01% - 0.05% due 02/19/15	66,336,000	66,334,475
0.03% due 03/05/15	104,000,000	103,996,880
0.03% - 0.05% due 03/12/15	137,000,000	136,993,424
0.04% due 04/16/15	27,000,000	26,997,273
0.07% due 05/28/15	41,000,000	40,989,176
Total United States Treasury bills (Cost: $784,754,985)		784,772,217

Total Investments – 99.70%		784,772,217
Other Assets, Less Liabilities – 0.30%		2,347,549
Net Assets – 100%		$787,119,766

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

As of December 31, 2014, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
25,010	March 2015	$785,521,583	$69,368,696

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2015

1 - Organization

The iShares® S&P GSCITM Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Third Amended and Restated Trust Agreement, dated as of December 31, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCITM Excess Return Index (“S&P GSCI-ER”). In order to collateralize its Index Future positions and to reflect the U.S. Treasury component of the S&P GSCITM Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Future positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

The Trust qualifies as an investment company for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

2 - Significant Accounting Policies

A.	Basis of Accounting

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. Index Futures are exchange-traded index future contracts on the S&P GSCI-ER, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Future is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Future at the time it was opened and the value at the time it was closed.

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

As of June 30, 2015 and December 31, 2014, the Trust had short-term investments held at brokers of $58,165,000 and $52,853,943, respectively, which were posted as margin for the Trust’s Index Future positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2015, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$19.53	$32.99	$21.36	$32.17

Net investment loss(a)	(0.04)	(0.06)	(0.08)	(0.13)
Net realized and unrealized gain(loss)(b)	1.69	0.89	(0.10)	1.78
Net increase (decrease) in net assets from operations	1.65	0.83	(0.18)	1.65
Net asset value per Share, end of period	$21.18	$33.82	$21.18	$33.82

Total return(c)(d)	8.45%	2.52%	(0.84)%	5.13%

Ratio to average net assets:
Net investment loss(e)	(0.79)%	(0.75)%	(0.80)%	(0.78)%
Expenses(e)	0.83%	0.80%	0.83%	0.83%

(a)     Based on average Shares outstanding during each period.

(b)     The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)     Based on the change in net asset value of a Share during each period.

(d)     Percentage is not annualized.

(e)     Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2015 and the year ended December 31, 2014, the average month-end notional amounts of open Index Futures were $821,336,546 and $1,035,531,869, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2015 and December 31, 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$17,964,702	Payable for variation margin on open futures contracts	$—

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,717,674

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2015 and 2014:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$52,166,957	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	16,001,837

Three Months Ended June 30, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$10,843,161	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	17,804,416

Six Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(69,558,131)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	67,615,812

Six Months Ended June 30, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(39,385,250)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	93,342,068

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

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 –

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
June 30, 2015
Futures contracts(a)	$(1,752,884)	$—	$—	$(1,752,884)
U.S. Treasury bills	—	825,001,419	—	825,001,419

December 31, 2014
Futures contracts(a)	$(69,368,696)	$—	$—	$(69,368,696)
U.S. Treasury bills	—	784,772,217	—	784,772,217

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

Introduction

The iShares® S&P GSCITM Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCITM Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S. Treasury securities or other short-term and similar securities that are eligible as margin deposits for the Trust’s Index Future positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the S&P GSCITM Total Return Index (the “Index”) before payment of the Trust’s expenses and liabilities.

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

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

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

Results of Operations

The Quarter Ended June 30, 2015

The Trust’s net asset value increased from $795,957,229 at March 31, 2015 to $851,250,122 at June 30, 2015. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a decrease in the number of outstanding Shares, which fell from 40,750,000 Shares at March 31, 2015 to 40,200,000 Shares at June 30, 2015, a consequence of 800,000 Shares (16 Baskets) being created and 1,350,000 Shares (27 Baskets) being redeemed during the quarter.

Net increase in net assets resulting from operations for the quarter ended June 30, 2015 was $66,500,339, resulting from a net investment loss of $1,685,028 and a net realized and unrealized gain of $68,185,367. For the quarter ended June 30, 2015, the Trust had a net realized and unrealized gain of $16,573 on short-term investments and a net realized and unrealized gain of $68,168,794 on futures contracts. Other than the Sponsor’s fees of $1,595,533 and brokerage commissions and fees of $165,266, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2015

The Trust’s net asset value increased from $787,119,766 at December 31, 2014 to $851,250,122 at June 30, 2015. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 36,850,000 Shares at December 31, 2014 to 40,200,000 Shares at June 30, 2015, a consequence of 6,150,000 Shares (123 Baskets) being created and 2,800,000 Shares (56 Baskets) being redeemed during the period. The Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

Net decrease in net assets resulting from operations for the six months ended June 30, 2015 was $5,164,831, resulting from a net investment loss of $3,252,982 and a net realized and unrealized loss of $1,911,849. For the six months ended June 30, 2015, the Trust had a net realized and unrealized gain of $30,470 on short-term investments and a net realized and unrealized loss of $1,942,319 on futures contracts. Other than the Sponsor’s fees of $3,061,138 and brokerage commissions and fees of $331,958, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2015 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Future positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Future positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2015, the Trust’s open Index Future positions (long) were as follows:

Number of Contracts:	27,211
Expiration Date:	September 2015
Weighted-Average Price per Contract:	$313.42
Notional Amount (Fair Value):	$851,102,937

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2015 which was $312.78 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 1,350,000 Shares (27 Baskets) were redeemed during the quarter ended June 30, 2015.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/15 to 04/30/15	300,000	$20.14
05/01/15 to 05/31/15	-	-
06/01/15 to 06/30/15	1,050,000	21.29
Total	1,350,000	21.04

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

Date: August 7, 2015

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: August 7, 2015

*      The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.