Form 10-Q
period 2015-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2015-11-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

Statements of Assets and Liabilities(a) (Unaudited)

At September 30, 2015 and December 31, 2014

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$3,591,591	$12,009,679
Short-term investments(b)	764,446,399	731,918,274
Short-term investments held at brokers (restricted)(c)	62,560,188	52,853,943
Receivable for capital Shares sold	—	2,136,010
Receivable for variation margin on open futures contracts (Note 9)	6,562,418	—
Total Assets	837,160,596	798,917,906

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	7,717,674
Payable for investment securities purchased	88,996,424	—
Payable for capital Shares redeemed	—	3,231,307
Due to brokers	—	323,566
Sponsor’s fees payable	462,971	525,593
Total Liabilities	89,459,395	11,798,140

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$747,701,201	$787,119,766

Shares issued and outstanding(d)	43,900,000	36,850,000
Net Asset Value per Share (Note 2G)	$17.03	$21.36

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $764,376,245 and $731,902,394, respectively.

(c)     Cost of short-term investments held at brokers (restricted): $62,559,499 and $52,852,591, respectively.

(d)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Investment Income
Interest	$35,905	$99,328	$176,019	$414,341
Total investment income	35,905	99,328	176,019	414,341

Expenses
Sponsor’s fees	1,428,422	2,030,598	4,489,560	6,086,463
Brokerage commissions and fees	174,694	138,402	506,652	590,725
Total expenses	1,603,116	2,169,000	4,996,212	6,677,188
Net investment loss	(1,567,211)	(2,069,672)	(4,820,193)	(6,262,847)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	14,776	8,576	29,232	29,121
Futures contracts	(152,499,032)	(99,275,900)	(222,057,163)	(138,661,150)
Net realized loss	(152,484,256)	(99,267,324)	(222,027,931)	(138,632,029)
Net change in unrealized appreciation/depreciation on:
Short-term investments	37,597	—	53,611	—
Futures contracts	(15,131,979)	(43,732,303)	52,483,833	49,609,765
Net change in unrealized appreciation/depreciation	(15,094,382)	(43,732,303)	52,537,444	49,609,765
Net realized and unrealized loss	(167,578,638)	(142,999,627)	(169,490,487)	(89,022,264)

Net decrease in net assets resulting from operations	$(169,145,849)	$(145,069,299)	$(174,310,680)	$(95,285,111)

Net decrease in net assets per Share	$(4.03)	$(4.26)	$(4.29)	$(2.85)
Weighted-average Shares outstanding	41,949,457	34,042,391	40,666,300	33,490,842

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets(a) (Unaudited)

For the nine months ended September 30, 2015 and the year ended December 31, 2014

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Net Assets, Beginning of Period	$787,119,766	$1,171,092,949

Operations:
Net investment loss	(4,820,193)	(8,000,322)
Net realized loss	(222,027,931)	(377,331,622)
Net change in unrealized appreciation/depreciation	52,537,444	5,956,373
Net decrease in net assets resulting from operations	(174,310,680)	(379,375,571)

Capital Share Transactions:
Contributions for Shares issued	191,263,396	347,622,705
Distributions for Shares redeemed	(56,371,281)	(352,220,317)
Net increase (decrease) in net assets from capital share transactions	134,892,115	(4,597,612)

Decrease in net assets	(39,418,565)	(383,973,183)

Net Assets, End of Period	$747,701,201	$787,119,766

Shares issued and redeemed
Shares issued	9,850,000	11,500,000
Shares redeemed	(2,800,000)	(11,050,000)
Net increase in Shares issued and outstanding	7,050,000	450,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(174,310,680)	$(95,285,111)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,391,523,148)	(3,907,427,152)
Sales/maturities of short-term investments	3,349,547,641	4,086,531,783
Accretion of discount	(176,020)	(411,765)
Net realized gain on short-term investments	(29,232)	(29,121)
Net change in unrealized appreciation/depreciation on short-term investments	(53,611)	—
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(6,562,418)	—
Payable for variation margin on open futures contracts	(7,717,674)	22,049,781
Payable for investment securities purchased	88,996,424	—
Due to brokers	(323,566)	—
Sponsor’s fees payable	(62,622)	(109,799)
Net cash provided by (used in) operating activities	(142,214,906)	105,318,616

Cash Flows from Financing Activities
Contributions for Shares issued	193,399,406	252,340,901
Distributions for Shares redeemed	(59,602,588)	(348,984,655)
Net cash provided by (used in) financing activities	133,796,818	(96,643,754)
Net increase (decrease) in cash and cash equivalents	(8,418,088)	8,674,862

Cash and Cash Equivalents
Beginning of period	12,009,679	11,089,091
End of period	$3,591,591	$19,763,953

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2015 and December 31, 2014

September 30, 2015
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
0.01% due 10/01/15	$89,000,000	$89,000,000
0.01% - 0.02% due 10/08/15	132,000,000	132,000,396
0.00%(b) - 0.01% due 10/15/15	49,000,000	49,000,980
0.03% due 10/22/15	18,000,000	18,000,180
0.01% - 0.04% due 10/29/15	100,000,000	100,001,200
0.00%(b) - 0.01% due 12/24/15	215,000,000	215,007,525
0.02% due 12/31/15	89,000,000	88,999,466
0.08% due 01/07/16	50,000,000	49,999,150
0.12% - 0.13% due 01/14/16	75,000,000	74,998,350
0.12% due 02/04/16	10,000,000	9,999,340
Total United States Treasury bills (Cost: $826,935,744)		827,006,587

Total Investments – 110.61%		827,006,587
Other Assets, Less Liabilities – (10.61)%		(79,305,386)
Net Assets – 100.00%		$747,701,201

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.

(b)     Rounds to less than 0.01%

As of September 30, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
29,515	December 2015	$744,087,908	$(16,884,863)

December 31, 2014
Security Description	Face Amount	Fair Value
United States Treasury bills(a):
0.01% - 0.06% due 01/08/15	$32,300,000	$32,299,935
0.02% - 0.06% due 01/15/15	41,671,000	41,670,625
0.06% due 01/22/15	85,655,000	85,653,544
0.02% - 0.06% due 01/29/15	60,274,000	60,272,855
0.01% - 0.06% due 02/05/15	44,568,000	44,566,930
0.03% - 0.05% due 02/12/15	145,000,000	144,997,100
0.01% - 0.05% due 02/19/15	66,336,000	66,334,475
0.03% due 03/05/15	104,000,000	103,996,880
0.03% - 0.05% due 03/12/15	137,000,000	136,993,424
0.04% due 04/16/15	27,000,000	26,997,273
0.07% due 05/28/15	41,000,000	40,989,176
Total United States Treasury bills (Cost: $784,754,985)		784,772,217

Total Investments – 99.70%		784,772,217
Other Assets, Less Liabilities – 0.30%		2,347,549
Net Assets – 100%		$787,119,766

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.

As of December 31, 2014, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
25,010	March 2015	$785,521,583	$(69,368,696)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2015

1 - Organization

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. iShares® Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Third Amended and Restated Trust Agreement, dated as of December 31, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the S&P GSCI™ Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the S&P GSCI-ER, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Futures contract is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Futures contract at the time it was opened and the value at the time it was closed.

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced CME settlement price. If there is no announced settlement price for a particular Index Futures contract on that day, the Trustee will use the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the statements of operations.

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

As of September 30, 2015 and December 31, 2014, the Trust had short-term investments held at brokers of $62,560,188 and $52,853,943, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of September 30, 2015, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

G.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s Index Futures positions and Collateral Assets on that day, (2) the interest earned on those assets by the Trust and (3) any other assets of the Trust, as of 4:00 p.m. (New York time) that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding at the time the calculation is made. The NAV is calculated each day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after 4:00 p.m. (New York time).

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net asset value per Share, beginning of period	$21.18	$33.82	$21.36	$32.17

Net investment loss(a)	(0.04)	(0.06)	(0.12)	(0.19)
Net realized and unrealized loss(b)	(4.11)	(4.22)	(4.21)	(2.44)
Net decrease in net assets from operations	(4.15)	(4.28)	(4.33)	(2.63)
Net asset value per Share, end of period	$17.03	$29.54	$17.03	$29.54

Total return(c)(d)	(19.59)%	(12.66)%	(20.27)%	(8.18)%

Ratio to average net assets:
Net investment loss(e)	(0.82)%	(0.77)%	(0.81)%	(0.77)%
Expenses(e)	0.84%	0.80%	0.83%	0.82%

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

(d)     Percentage is not annualized.

(e)     Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2015 and the year ended December 31, 2014, the average month-end notional amounts of open Index Futures were $800,638,027 and $1,035,531,869, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2015 and December 31, 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$6,562,418	Payable for variation margin on open futures contracts	$—

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,717,674

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine months ended September 30, 2015 and 2014:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(152,499,032)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(15,131,979)

Three Months Ended September 30, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(99,275,900)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(43,732,303)

Nine Months Ended September 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(222,057,163)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	52,483,833

Nine Months Ended September 30, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(138,661,150)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	49,609,765

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2015 and December 31, 2014:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Futures contracts(a)	$(16,884,863)	$—	$—	$(16,884,863)
U.S. Treasury bills	—	827,006,587	—	827,006,587

December 31, 2014
Futures contracts(a)	$(69,368,696)	$—	$—	$(69,368,696)
U.S. Treasury bills	—	784,772,217	—	784,772,217

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

Introduction

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, or “Index Futures” on the S&P GSCI™ Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for the Trust’s Index Futures positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s expenses and liabilities.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Futures contract equals the product of (a) the number of such Index Futures owned by the Trust, (b) the settlement price of such Index Futures contract on the date of calculation and (c) the multiplier of such Index Futures contract. If there is no announced CME settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day by the CME shortly after the close of trading for such Index Futures contract, which is generally 2:40 p.m. (New York time).

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

Results of Operations

The Quarter Ended September 30, 2015

The Trust’s net asset value decreased from $851,250,122 at June 30, 2015 to $747,701,201 at September 30, 2015. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 40,200,000 Shares at June 30, 2015 to 43,900,000 Shares at September 30, 2015, a consequence of 3,700,000 Shares (74 Baskets) being created and no Shares being redeemed during the quarter.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2015 was $169,145,849, resulting from a net investment loss of $1,567,211 and a net realized and unrealized loss of $167,578,638. For the quarter ended September 30, 2015, the Trust had a net realized and unrealized gain of $52,373 on short-term investments and a net realized and unrealized loss of $167,631,011 on futures contracts. Other than the Sponsor's fees of $1,428,422 and brokerage commissions and fees of $174,694, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2015

The Trust’s net asset value decreased from $787,119,766 at December 31, 2014 to $747,701,201 at September 30, 2015. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 36,850,000 Shares at December 31, 2014 to 43,900,000 Shares at September 30, 2015, a consequence of 9,850,000 Shares (197 Baskets) being created and 2,800,000 Shares (56 Baskets) being redeemed during the period.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2015 was $174,310,680, resulting from a net investment loss of $4,820,193 and a net realized and unrealized loss of $169,490,487. For the nine months ended September 30, 2015, the Trust had a net realized and unrealized gain of $82,843 on short-term investments and a net realized and unrealized loss of $169,573,330 on futures contracts. Other than the Sponsor's fees of $4,489,560 and brokerage commissions and fees of $506,652, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2015 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

The Sponsor is unaware of any other trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs.

Because the Trust trades Index Futures, its capital is at risk due to changes in the value of the Index Futures or other assets (market risk) or the inability of counterparties to perform (credit risk).

Market Risk

The Trust holds Index Futures positions and Collateral Assets to satisfy applicable margin requirements on those Index Futures positions. Because of this limited diversification of the Trust’s assets, fluctuations in the value of the Index Futures are expected to directly affect the value of the Shares. The value of the Index Futures is expected to track generally the S&P GSCI-ER, although this correlation may not be exact. The S&P GSCI-ER, in turn, reflects the value of a diversified group of commodities. The Trust’s exposure to market risk will be influenced by a number of factors, including the lack of liquidity of the Index Futures market and activities of other market participants.

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its clearing futures commission merchant. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2015, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	29,515
Expiration Date:	December 2015
Weighted-Average Price per Contract:	$257.83
Notional Amount (Fair Value):	$744,087,908

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2015 which was $252.11 per contract, and the $100 multiplier applicable under the contract terms.

Qualitative Disclosure

As described herein, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Futures positions. As a result, fluctuations in the value of the Trust’s Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Futures market and activities of other market participants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) No redemption of Shares occurred during the quarter ended September 30, 2015.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333‑193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Current Report on Form 8‑K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333‑193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333‑126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with Registration Statement No. 333-193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 6, 2015

/s/ Jack Gee

Jack Gee

Chief Financial Officer

(Principal financial and accounting officer)

Date: November 6, 2015

* The registrant is a trust and the persons are signing in their capacities as officers of iShares® Delaware Trust Sponsor LLC, the Sponsor of the registrant.