Form 10-K
period 2015-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2016-03-15
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

c/o iShares Delaware Trust Sponsor LLC

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

Large accelerated filer ☐ (registrant)	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $467,084,948. The number of shares held by non-affiliates assumes that all shares held through BlackRock accounts were held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations, called “Index Futures,” on the S&P GSCI™ Excess Return Index, or the “S&P GSCI-ER,” together with “Collateral Assets” consisting of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions.

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A., an affiliate of the Sponsor, is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the “Delaware Trustee” of the Trust.

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

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Futures positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures, and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the S&P GSCI™ Total Return Index (the “Index”) or the S&P GSCI-ER or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, the “CME” or the “Exchange,” the Sponsor will determine, pursuant to the terms of the Trust’s trust agreement, which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains an Internet website at www.ishares.com through which monthly account statements and the registrants’ annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

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

When establishing positions in Index Futures, the Trust is required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Futures position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or Goldman, Sachs & Co., the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Futures positions. If the daily settlement level causes the value of the Trust’s Index Futures positions to decrease, the Trust is required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Futures positions to increase, the Trust’s account with the Clearing FCM receives variation margin in an amount equal to the increase.

The Shares are intended to constitute an alternative means for investors to achieve investment exposure to the performance of the Index. Although the Shares are not the exact equivalent of an investment in the underlying futures contracts and U.S. Treasury securities represented by the Index, the Shares are intended to provide investors with an alternative method of participating in the commodities market. In addition, retail investors can gain exposure to the commodities underlying the S&P GSCI-ER by purchasing individual or small lots of Shares through traditional brokerage accounts, without being subject to the significantly higher minimum contract sizes required for directly establishing a position in the underlying commodities or futures contracts. The Shares are eligible for margin accounts.

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

Once the value of the Index Futures and interest earned on the Trust’s non-cash Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

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

Trust Expenses

The Sponsor has agreed under the Trust’s trust agreement to pay the following administrative, operational and marketing expenses:

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

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust’s trust agreement.

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

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee in connection with the actions described in the second and third bullet points above, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements that were incurred by it before the Shares were publicly traded and (2) fees of agents for performing services that the Trustee is required under the Trust’s trust agreement to perform.

The Trustee, at the direction of the Sponsor, may liquidate the Trust’s property from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. The Trustee is not responsible for any depreciation or loss incurred by reason of the liquidation of Trust property made in compliance with the Trust’s trust agreement.

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) equal to the “Basket Amount” for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Futures positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

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

Upon the transfer of (1) the required consideration of Index Futures in the amounts and of the type specified by the Trustee, and cash (or, in the discretion of the Sponsor, other Collateral Assets) in the amounts specified by the Trustee, in each case to the accounts specified by the Trustee, and (2) any and all transaction fees associated with creations (including but not limited to fees charged by the Exchange and the Clearing FCM) per Basket, the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. The Sponsor and the Trustee maintain a current list of Authorized Participants. As of the date of this report, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., SG Americas Securities, LLC and UBS Securities LLC are the only Authorized Participants.

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

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Futures positions are held in the Trust’s account, established at its Clearing FCM. The Clearing FCM further transfers some or all of the Collateral Assets posted as margin for the Trust’s Index Futures positions to the Exchange.

Substantially all of the Trust’s remaining assets are held in the Trust’s accounts at the Trust Administrator.

Futures Contracts on the S&P GSCI-ER

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the S&P GSCI-ER, and may include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. Index Futures subsequently acquired by the Trust may have terms that differ from those of the Index Futures it currently holds, including transaction fees associated with the purchase and sale of these Index Futures.

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

With the approval of the Sponsor, Baskets may also be created or redeemed for cash, in which case the Authorized Participant will be responsible for the costs incurred by the Trust in establishing or liquidating the corresponding Index Futures position and acquiring or disposing of the related Collateral Assets.

Index Futures are traded on the CME. Futures contracts and options on futures contracts on the S&P GSCI™, a benchmark index which does not reflect the rolling methodology embedded in the S&P GSCI-ER, have been traded on the CME since 1992. Index Futures are listed and traded separately from the S&P GSCI™ futures contracts and options on futures contracts.

The first Index Futures were commodity excess return future contracts on the S&P GSCI-ER, or “CERFs,” that were first listed and made available for trading on March 13, 2006. Until October 2010, these CERFs, which expired in March 2011, were the only Index Futures listed. In October 2010, the CME listed a second CERF, scheduled to expire in March 2014. In January 2014, the CME changed the listing cycle of Index Futures to include the nearest four months as contract months at any given point in time. Accordingly, as of June 27, 2014, the CME listed Index Futures contracts expiring in July, August, September and October of 2014. The CME may at any time expand the listing cycle of Index Futures to include additional expiration dates, and may from time to time amend the rules applicable to the Index Futures. On April 8, 2013, the CME amended the rules applicable to the Index Futures then held by the Trust (through the Investing Pool, its now-dissolved subsidiary). In connection with these amendments, the iShares S&P GSCI™ Commodity-Indexed Investing Pool recognized gain or loss for U.S. federal income tax purposes on each of its Index Futures positions, depending on the price at which each such position was established.

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

Each Index Futures contract provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. The final settlement value of an Index Futures contract is determined on the eleventh business day of the month in which it is scheduled to expire. On a daily basis, market participants with positions in Index Futures, including the Trust, are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the Index Futures from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

Index Futures are expected to require deposits of initial margin as well as payments of daily variation margin as the value of the contracts fluctuate. When establishing positions in Index Futures, the Advisor estimates as of the date of this report that the Trust will be required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Futures position. These margin requirements are subject to change from time to time by the Exchange or the Clearing FCM. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Futures positions. Upon liquidation or settlement of Index Futures, a market participant is expected to receive from its FCM its initial margin deposit, adjusted for variation margin paid or received by such participant with respect to the contract during the time it was held by the participant (or the proceeds from liquidation of any investments made with such funds for the benefit of the participant under the terms of its custody arrangement with the carrying FCM).

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

Goldman, Sachs & Co. sold its GSCI family of indices, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P effective May 2007. Prior to their acquisition by S&P, the S&P GSCI™ was known as the Goldman Sachs Commodity Index, the S&P GSCI-ER was known as the GSCI Excess Return Index and the Index was known as the GSCI Total Return Index.

The Trust and the Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index or any related indices or sub-indices to track the appropriate market performance. The Index Sponsor’s only relationship to iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A or the Trust. The Index Sponsor has no obligation to take the needs of iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

Composition of the S&P GSCI™

Currently, in order to be included in the S&P GSCI™, a contract must satisfy the following eligibility criteria:

(1)	The contract must:

(a)	be in respect of a physical commodity and not a financial commodity;

(b)	have a specified expiration or term, or provide in some other manner for delivery or settlement at a specified time, or within a specified period, in the future;

(c)	be available, at any given point in time, for trading at least five months prior to its expiration or such other date or time period specified for delivery or settlement; and

(d)

be traded on a trading facility that allows market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that at any given point in time will be involved in the rolls to be effected in the next three roll periods.

(2)	The commodity must be the subject of a contract that:

(a)	is denominated in U.S. dollars;

(b)

is traded on or through an exchange, facility or other platform, referred to as a “trading facility,” that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development that:

(i)

makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

(ii)	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

(iii)	accepts bids and offers from multiple participants or price providers; and

(iv)	is accessible by a sufficiently broad range of participants.

(3)

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

(4)

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

(5)	Volume data with respect to the contract must be available for at least the three months immediately preceding the date on which the determination is made.

(6)

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

(7)

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

(8)

A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

(9)

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

(10)	A contract that is:

(a)

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

(b)	not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

(11)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

(a)

Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level; and

(b)

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 29, 2016, are as follows:

Commodity	Dollar Weights January 29, 2016 (a)	Ticker (b)	Trading Facility
Crude Oil	19.13%	CL	NYM / ICE
Brent Crude Oil	16.38%	LCO	ICE - UK
Corn	6.14%	C	CBT
Live Cattle	6.07%	LC	CME
Chicago Wheat	4.76%	W	CBT
Unleaded Gas	4.69%	RB	NYM
Gas Oil	4.53%	LGO	ICE - UK
Gold	4.49%	GC	CMX
Copper	4.29%	MCU	LME
ULS Diesel	4.18%	HO	NYM
Soybeans	3.90%	S	CBT
Natural Gas	3.57%	NG	NYM / ICE
Aluminum	3.51%	MAL	LME
Lean Hogs	3.05%	LH	CME
Sugar	2.26%	SB	ICE - US
Cotton	1.68%	CT	ICE - US
Feeder Cattle	1.65%	FC	CME
Kansas Wheat	1.10%	KW	KBT
Coffee	1.06%	KC	ICE - US
Zinc	0.99%	MZN	LME
Lead	0.80%	MPB	LME
Nickel	0.64%	MNI	LME
Cocoa	0.61%	CC	ICE - US
Silver	0.53%	SI	CMX

(a)     The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

(b)     Tickers are Reuters RIC Codes.

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

If a trading facility deletes one or more contract expirations, the S&P GSCI™ is calculated during the remainder of the year in which that deletion occurs on the basis of the remaining contract expirations designated by the Index Sponsor. If a trading facility ceases trading in all contract expirations relating to a particular contract, the Index Sponsor may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the S&P GSCI™. To the extent practicable, the replacement is expected to be effected during the next monthly review of the composition of the S&P GSCI™. If that timing is not practicable, the Index Sponsor is expected to determine the date of the replacement based on a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and contract expirations.

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

The following events, among others, would generally result in a decline in the price of the Shares:

●

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the S&P GSCI-ER increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

●

A significant change in the attitude of speculators and investors toward the futures contracts or commodities underlying the S&P GSCI-ER. Should the speculative community take a negative view towards one or more of the underlying futures contracts or commodities, it could cause a decline in the price of the Index Futures, which may reduce the price of the Shares.

●

Significant reductions in the size of positions permitted to be owned by the Trust or others in Index Futures or in the futures contracts and/or commodities comprising the S&P GSCI-ER, for example, as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P GSCI-ER and/or the underlying futures contracts or commodities, adversely affecting the value of your Shares.

Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the S&P GSCI-ER and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

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

The absence of backwardation or the existence of contango in the commodity markets could result in losses, which could adversely affect the value of the S&P GSCI-ER and, accordingly, decrease the value of your Shares. Moreover, because the Trust must pay certain ongoing fees and expenses, the value of the Shares may decrease even in periods where commodity prices are otherwise stationary.

Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter, or “OTC,” derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its speculative position limits, as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in November 2013, referred to in this report as the “Proposed Position Limits Rules,” that impose new federal position limits on futures and options on a subset of “reference contracts” consisting of contracts on energy, metal, and agricultural commodities and economically equivalent swaps. In September 2015, the CFTC re-proposed certain provisions of the Proposed Position Limits Rules affecting changes to position aggregation requirements.

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

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for reference contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. Since publication, the CFTC has re-opened the public comment period on the Proposed Position Limits Rules several times before the comment period last closed on March 30, 2015. The CFTC specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

In addition to, or in lieu of, the Proposed Position Limits Rules, the CFTC could propose other rules that may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “—The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Baskets because it could not invest the proceeds of such issuances in additional Index Futures positions due to restrictions on speculative position limits imposed by the CME.

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Proposed Rules,” that would require that at least 85% of the total volume of any contract listed on a “designated contract market,” or “DCM,” including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and, if a swap, transferred to a swap execution facility or also be liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or “exchange for related positions” or “EFRP” transactions that are not executed through the applicable Exchange’s central order book. While subject to revision by the CFTC in response to public comment, this provision of the DCM Proposed Rules could, if adopted as proposed, significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

The CFTC has adopted rules regarding the risk management practices of clearing members, referred to in this report as the “FCM Rules,” most of which became effective on June 1, 2013. The FCM Rules require the Trust’s Clearing FCM to establish, and periodically reevaluate, risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Trust’s Clearing FCM to reduce its internal limits on the size of the Index Futures positions it will execute or clear for the Trust, reducing the Trust’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Clearing FCM does reduce its internal limits on the size of Index Futures positions, the Trust may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Trust.

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

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and other market conditions. In this way, trading in the market for an Index Futures position might cause a divergence between the price of such Index Futures position and the level of the S&P GSCI-ER. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the S&P GSCI-ER. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the related Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the S&P GSCI-ER could diverge, which could adversely affect the value of the Shares.

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the S&P GSCI-ER, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the S&P GSCI-ER exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the S&P GSCI-ER, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Futures position or in cases where the Trust represents a substantial portion of the open interest in a particular Index Futures position.

In addition, other actions taken by an Exchange, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Futures position, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the S&P GSCI-ER.

The S&P GSCI-ER may in the future include contracts that are not traded on regulated futures exchanges and that offer different or diminished protections to investors.

Currently, the S&P GSCI-ER is comprised exclusively of futures contracts traded on DCMs, or regulated futures exchanges. The S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities have only recently initiated trading and do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including Index Futures) are not assets with intrinsic value, and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Trust’s Index Futures trades may believe that the price of such Index Futures will move against the Trust, and the Trust may be at an informational or other disadvantage relative to such market participants.

The Trust’s trading activity in Index Futures could expose it to additional risks.

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Futures position or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Futures positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Futures positions represents a significant part of the open long interest in such Index Futures, as historically has been the case from time to time, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The CME or another Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

The liquidation of Index Futures could expose the Trust to the effects of temporary aberrations or distortions in the market, which could adversely affect the prices at which the Trust’s Index Futures positions are liquidated.

If the Trust liquidates positions in Index Futures in order to satisfy redemption requests or to pay expenses and liabilities, it does so by entering sell orders with its Clearing FCM for execution on the Exchange. The resulting sales serve to offset a portion of the Trust’s long positions in Index Futures. However, in entering sell orders, the Trust is subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Trust on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions taken by the Clearing FCM, an Exchange, other self-regulatory organizations or regulatory authorities, including the liquidation of the Trust’s Index Futures to satisfy applicable margin requirements. If the Trust’s Index Futures are liquidated at inopportune times or in a manner that causes a temporary market distortion, this may adversely affect the NAV and the value of your Shares.

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

Bankruptcy of the Clearing FCM can be caused by, among other things, the default of one of the Clearing FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by the Trust (as well as margin posted by other customers of the Clearing FCM) to cover the amounts owed by the bankrupt Clearing FCM. Consequently, the Trust could be unable to recover amounts due to it on its Index Futures positions, including assets posted as margin, and could sustain substantial losses, even if the level of the S&P GSCI-ER increases.

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

The Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index, including, without limitation, all sub-indices, to track the appropriate market performance. The Index Sponsor’s only relationship to the Sponsor, the Trustee, or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to the Sponsor, the Trustee or the Trust. The Index Sponsor has no obligation to take the needs of the Sponsor, the Trustee, the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance of sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

The value of and returns on the Shares are expected to reflect the value of and returns on the Trust’s underlying investments in Index Futures and the cash or other Collateral Assets used to collateralize the Index Futures positions. The returns on the Shares will not precisely correlate with the performance of the Index due to, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Trust’s assets invested in Index Futures versus the portion of the return of the Index contributed by the S&P GSCI-ER, differences between the settlement price of Index Futures and the closing level of the S&P GSCI-ER and the payment of expenses and liabilities by the Trust.

Because the Trust is a passive investment vehicle, the value of the Shares may be adversely affected by losses that, if it had been actively managed, might have been possible to avoid.

The Advisor manages the Trust’s assets in a manner that seeks to obtain returns that correspond generally, but are not necessarily identical, to the performance of the Index, before the payment of expenses and liabilities of the Trust. This means that the net asset value of the Trust and, consequently, the NAV are intended to generally track the Index when it is flat or declining, as well as when it is rising, and therefore, it is highly likely that the value of the Shares will be adversely affected by a decline in commodity futures prices reflected in the Index. The Advisor does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Collateral Assets, including making use of any of the hedging techniques available to professional commodity futures traders to attempt to reduce the risks of losses resulting from commodity price decreases.

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

Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the fixed fee to the Sponsor. A prolonged decline in interest rates could materially affect the amount of interest paid to the Trust. In the case of either an extraordinary expense and/or insufficient interest income to cover ordinary expenses, the Trust could be forced to liquidate its Index Futures positions to pay such expenses.

The Trust’s ability to operate is dependent on the Sponsor, the Trustee, the Advisor and certain other key service providers and other parties.

The Trust’s ability to operate and to achieve its investment objective is dependent on a number of parties, including:

●	the Sponsor, who exercises general oversight and authority over the Trust;

●	the Trustee, who is responsible for the day-to-day administration of the Trust;

●	the Trust Administrator, who provides certain administrative and custodial services to the Trust;

●	the Advisor, who exercises general oversight over the Trust’s investment activities;

●	the Clearing FCM, through which the Trust transacts in Index Futures and maintains its Index Futures positions;

●	the Exchange, through which the Trust’s Index Futures transactions clear and settle;

●	the Index Sponsor, who maintains the Index, and whose affiliates own the rights to the Index on which the Trust’s investment objective is based;

●

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares; and

●	PricewaterhouseCoopers LLP, who provides tax reporting and tax administrative services.

Disruptions in the business of any of the foregoing parties or the termination of the Trust’s relationship with any of the foregoing parties could adversely affect the Trust’s operations. Shared ownership of a number of the foregoing parties may heighten this risk. The Sponsor, the Trustee and the Advisor are commonly controlled subsidiaries of BlackRock, Inc. The Clearing FCM and one of its affiliates are Authorized Participants. A number of the foregoing parties are publicly traded companies or subsidiaries of publicly traded companies, and a portion of their shares may be owned by one or more of the other foregoing parties.

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

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost-effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

Interest or other income received with respect to the Trust’s assets may be used to acquire additional Index Futures or Collateral Assets or, in the discretion of the Sponsor, distributed to the Shareholders. The Trust is not obligated, however, to make any distributions to Shareholders at any time prior to the dissolution of the Trust and will not make any distributions to Shareholders upon dissolution of the Trust unless there are assets remaining following dissolution.

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

In addition, the Trustee has the power to suspend the delivery of Shares, registration of transfers of Shares and surrenders of Shares for the purpose of withdrawing Trust property generally, or to refuse a particular deposit, transfer or withdrawal at any time, if the Trustee or the Sponsor determines that it is advisable to do so for any reason. From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Shares because the Trust could not invest the proceeds of new issuances in additional Index Futures positions due to restrictions on speculative position limits imposed by the CME. The liquidity of the Shares and the correlation between the value of the Shares and the level of the Index may be adversely affected in the event of any such suspension of issuance, transfer or redemption.

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

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by designated contract markets, such as any exemption that may be applicable to the Trust’s positions in Index Futures, can only be granted pursuant to rules which have been reviewed by the CFTC. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

DCMs may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to liquidate all or part of its Index Futures positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. iShares Delaware Trust Sponsor LLC, as the Sponsor, is registered with the CFTC as a commodity pool operator, and BlackRock Fund Advisors, as the Advisor, is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

Competing claims over ownership of relevant intellectual property rights could adversely affect the Trust or an investment in the Shares.

While the Sponsor believes that it has all of the intellectual property rights needed to operate the Trust in the manner described in the Trust’s prospectus, third parties may allege or assert ownership of intellectual property rights that may be related to the design, structure and operation of the Trust or the Index. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, the issuance of any restraining orders or injunctions, or the ultimate disposition of such claims in a court of law, may adversely affect the Trust and the value of the Shares. For example, such actions could result in expenses or damages payable by the Trust or the suspension of activities or dissolution of the Trust.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing speculative position limits (including retroactively) or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets— Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

Activities conducted by Goldman, Sachs & Co. and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through Goldman, Sachs & Co., as the Trust’s Clearing FCM. In addition, it is expected that Goldman, Sachs & Co. or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, Goldman, Sachs & Co. and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over-the-counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman, Sachs & Co. or its affiliates could adversely affect the level of the S&P GSCI-ER or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI-ER, the Index Futures and the price of the Shares.

Goldman, Sachs & Co. and its affiliates may also issue or underwrite other securities or financial or derivative instruments with returns indexed to the S&P GSCI™, the S&P GSCI-ER or the Index, which would compete with the Shares. By introducing competing products into the marketplace, Goldman, Sachs & Co. and its affiliates could adversely affect the price of the Shares. To the extent that Goldman, Sachs & Co. or any of its affiliates serve as issuer, agent or underwriter of those securities or other similar instruments, their interests with respect to those products may be adverse to your interests as a Shareholder.

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

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on Internal Revenue Service, or “IRS,” Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request.

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

If the IRS makes audit adjustments to the Trust's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust, in which case the cash available for distribution to the Trust's Shareholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to the Trust's income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust's Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so. If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust's Shareholders might be substantially reduced.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol “GSG.” Prior to that, the Shares were traded on the NYSE, also under the symbol “GSG,” since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2015 and 2014, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2015		2014
	High	Low	High	Low
First Quarter	$21.22	$19.01	$33.55	$30.85
Second Quarter	21.90	19.80	34.31	32.36
Third Quarter	20.77	16.11	33.84	29.59
Fourth Quarter	17.92	13.90	29.50	21.57

The number of Shareholders of record of the registrant as of January 31, 2016 was approximately 20,289.

The Trust made no distributions to Shareholders during the fiscal years ended December 31, 2015 and 2014. The Trust has no obligation to make periodic distributions to Shareholders.

b) Not applicable.

c) 100,000 Shares (2 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2015.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/15 to 10/31/15	100,000	$17.30
11/01/15 to 11/30/15	—	—
12/01/15 to 12/31/15	—	—
Total	100,000	$17.30

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2015, 2014, 2013, 2012 and 2011)

(Dollar amounts in $000’s, except for per Share amounts)

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total assets	$666,370	$798,918	$1,176,891	$1,167,589	$1,313,292
Total gain (loss) on sales of short-term investments and futures contracts	$(350,947)	$(377,332)	$(12,615)	$(14,331)	$166,006
Net gain (loss)	$(303,035)	$(379,376)	$(31,370)	$(13,741)	$(37,704)
Weighted-average Shares outstanding	41,837,123	33,754,384	35,436,712	38,855,874	46,673,836
Net gain (loss) per Share	$(7.24)	$(11.24)	$(0.89)	$(0.35)	$(0.81)
Net cash flows	$(4,270)	$921	$10,901	$110 *	$(1,568)*

*    Amounts for the years ended December 31, 2012 and 2011 reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

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

Introduction

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2015 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $665,939,247 at December 31, 2015. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 46,850,000 Shares at December 31, 2015.

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

The following graph shows the daily valuation of Index Futures for the period from June 30, 2006 to December 31, 2015:

The following graphs present the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2015, 2014 and 2013:

Results of Operations

The Year Ended December 31, 2015

The Trust’s net asset value decreased from $787,119,766 at December 31, 2014 to $665,939,247 at December 31, 2015. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 36,850,000 Shares at December 31, 2014 to 46,850,000 Shares at December 31, 2015, a consequence of 12,900,000 Shares (258 Baskets) being created and 2,900,000 Shares (58 Baskets) being redeemed during the year.

The 33.47% decline in the Trust’s net asset value per Share from $21.36 at December 31, 2014 to $14.21 at December 31, 2015 is directly related to the 32.91% decrease in the settlement price for the Index Futures. The Trust’s net asset value per Share decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the year ended December 31, 2015 was $303,034,540, resulting from a net investment loss of $6,305,807 and a net realized and unrealized loss of $296,728,733. For the year ended December 31, 2015, the Trust had a net realized and unrealized gain of $40,271 on short-term investments and a net realized and unrealized loss of $ 296,769,004 on futures contracts. Other than the Sponsor's fees of $5,849,908 and brokerage commissions and fees of $691,502, the Trust had no expenses during the year.

The Year Ended December 31, 2014

The Trust’s net asset value decreased from $1,171,092,949 at December 31, 2013 to $787,119,766 at December 31, 2014. The decrease in the Trust’s net asset value resulted primarily from a net loss. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 36,400,000 Shares at December 31, 2013 to 36,850,000 Shares at December 31, 2014, a consequence of 11,500,000 Shares (230 Baskets) being created and 11,050,000 Shares (221 Baskets) being redeemed during the year.

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

The Year Ended December 31, 2013

The Trust’s net asset value increased from $1,167,588,732 at December 31, 2012 to $1,171,092,949 at December 31, 2013. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 35,550,000 Shares at December 31, 2012 to 36,400,000 Shares at December 31, 2013, a consequence of 8,450,000 Shares (169 Baskets) being created and 7,600,000 Shares (152 Baskets) being redeemed during the year. The Trust’s net asset value was partially offset by a net loss.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2015 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2015, interest income was $235,603, while the Sponsor’s Fees totaled $5,849,908. For the year ended December 31, 2014, interest income was $517,085, while the Sponsor’s Fees totaled $7,778,884. For the year ended December 31, 2013, interest income was $664,549, while the Sponsor’s Fees totaled $8,603,032. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2015, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2015, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	31,462
Expiration Date:	March, 2016
Weighted-Average Price per Contract:	$215.53
Notional Amount (Fair Value):	$662,945,241

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2015, which was $210.71 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

Quarterly Income Statements*

(Dollar amounts in $000’s, except for per Share amounts)

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	December 31, 2015
Investment Income
Interest	$64	$76	$36	$60	$236
Total investment income	64	76	36	60	236
Expenses
Sponsor’s fee	1,466	1,596	1,428	1,360	5,850
Brokerage commissions and fees	167	165	175	185	692
Total expenses	1,632	1,761	1,603	1,545	6,541
Net investment loss	(1,568)	(1,685)	(1,567)	(1,486)	(6,306)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	10	4	15	6	35
Futures contracts	(121,725)	52,167	(152,499)	(128,925)	(350,982)
Net realized gain (loss)	(121,715)	52,171	(152,484)	(128,919)	(350,947)
Net change in unrealized appreciation/depreciation on:
Short-term investments	4	12	38	(48)	5
Futures contracts	51,614	16,002	(15,132)	1,729	54,213
Net change in unrealized appreciation/depreciation	51,618	16,014	(15,094)	1,681	54,218
Net realized and unrealized gain (loss)	(70,097)	68,185	(167,579)	(127,238)	(296,729)
Net increase (decrease) in net assets resulting from operations	$(71,665)	$66,500	$(169,146)	$(128,724)	$(303,035)
Net increase (decrease) in net assets per Share	$(1.82)	$1.64	$(4.03)	$(2.84)	$(7.24)
Weighted-average Shares outstanding	39,394,444	40,626,923	41,949,457	45,311,413	41,837,123

	Three Months Ended (Unaudited)				Year Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	December 31, 2014
Investment Income
Interest	$182	$133	$99	$103	$517
Total investment income	182	133	99	103	517
Expenses
Sponsor’s fee	1,956	2,099	2,031	1,692	7,779
Brokerage commissions and fees	321	131	138	148	739
Total expenses	2,278	2,231	2,169	1,840	8,517
Net investment loss	(2,095)	(2,098)	(2,070)	(1,737)	(8,000)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	14	7	9	12	41
Futures contracts	(50,228)	10,843	(99,276)	(238,712)	(377,373)
Net realized gain (loss)	(50,215)	10,850	(99,267)	(238,700)	(377,332)
Net change in unrealized appreciation/depreciation on:
Short-term investments	—	—	—	17	17
Futures contracts	75,538	17,804	(43,732)	(43,671)	5,939
Net change in unrealized appreciation/depreciation	75,538	17,804	(43,732)	(43,653)	5,956
Net realized and unrealized gain (loss)	25,323	28,654	(143,000)	(282,853)	(371,375)
Net increase (decrease) in net assets resulting from operations	$23,228	$26,556	$(145,069)	$(284,090)	$(379,396)
Net increase (decrease) in net assets per Share	$0.71	$0.79	$(4.26)	$(8.23)	$(11.24)
Weighted-average Shares outstanding	32,810,556	33,606,044	34,042,391	34,536,413	33,754,384

*     Certain totals may not sum due to rounding.

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2015.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2015.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Trust does not have any directors, officers or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

Paul Lohrey is the President and Chief Executive Officer of the Sponsor, Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 53, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, Inc., a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Inc., Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts degree in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

Jack Gee, 56, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock Institutional Trust Company, N.A. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science degree in accounting from the California State University in 1982.

Philip Jensen, 57, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 64, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science degree in Accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 69, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Not applicable.

Item 14. Principal Accounting Fees and Services.

(1) to (4). Fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 were:

	2015	2014
Audit fees	$63,900	$60,900
Audit-related fees	250	250
Tax fees	278,080	309,062
All other fees	—	—
	$342,230	$370,212

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

(6) None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the registrant’s financial statements for the year ended December 31, 2015 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a)(1) See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

a)(2) Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

a)(3)

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with Registration Statement No. 333‑193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with Registration Statement No. 333-193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with Registration Statement No. 333-193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustee and Shareholders of

iShares S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and directors of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 11, 2016

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities(a)

At December 31, 2015 and 2014

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$7,739,749	$12,009,679
Short-term investments(b)	585,678,148	731,918,274
Short-term investments held at brokers (restricted)(c)	66,250,236	52,853,943
Receivable for capital Shares sold	—	2,136,010
Receivable for variation margin on open futures contracts (Note 9)	6,701,406	—
Total Assets	666,369,539	798,917,906
Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	7,717,674
Payable for capital shares redeemed	—	3,231,307
Due to brokers	—	323,566
Sponsor's fees payable	430,292	525,593
Total Liabilities	430,292	11,798,140
Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$665,939,247	$787,119,766

Shares issued and outstanding(d)	46,850,000	36,850,000
Net Asset Value per Share (Note 2G)	$14.21	$21.36

(a)     Previously reported as “Statements of Financial Condition.” Please refer to Note 2A.

(b)     Cost of short-term investments: $585,650,805 and $731,902,394, respectively.

(c)     Cost of short-term investments held at brokers (restricted): $66,255,130 and $52,852,591, respectively.

(d)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Investment Income
Interest	$235,603	$517,085	$664,549
Total investment income	235,603	517,085	664,549
Expenses
Sponsor's fees	5,849,908	7,778,884	8,603,032
Brokerage commissions and fees	691,502	738,523	1,412
Total expenses	6,541,410	8,517,407	8,604,444
Net investment loss	(6,305,807)	(8,000,322)	(7,939,895)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	35,054	41,257	(69,917)
Futures contracts	(350,981,959)	(377,372,879)	(12,545,042)
Net realized loss	(350,946,905)	(377,331,622)	(12,614,959)
Net change in unrealized appreciation/depreciation on:
Short-term investments	5,217	17,232	—
Futures contracts	54,212,955	5,939,141	(10,815,012)
Net change in unrealized appreciation/depreciation	54,218,172	5,956,373	(10,815,012)
Net realized and unrealized loss	(296,728,733)	(371,375,249)	(23,429,971)

Net decrease in net assets resulting from operations	$(303,034,540)	$(379,375,571)	$(31,369,866)

Net decrease in net assets per Share	$(7.24)	$(11.24)	$(0.89)
Weighted-average Shares outstanding	41,837,123	33,754,384	35,436,712

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets(a)

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Net Assets, Beginning of Period	$787,119,766	$1,171,092,949	$1,167,588,732

Operations:
Net investment loss	(6,305,807)	(8,000,322)	(7,939,895)
Net realized loss	(350,946,905)	(377,331,622)	(12,614,959)
Net change in unrealized appreciation/depreciation	54,218,172	5,956,373	(10,815,012)
Net decrease in net assets resulting from operations	(303,034,540)	(379,375,571)	(31,369,866)

Capital Share Transactions:
Contributions for Shares issued	239,955,519	347,622,705	279,756,686
Distributions for Shares redeemed	(58,101,498)	(352,220,317)	(244,882,603)
Net increase (decrease) in net assets from capital share transactions	181,854,021	(4,597,612)	34,874,083

Increase (decrease) in net assets	(121,180,519)	(383,973,183)	3,504,217

Net Assets, End of Period	$665,939,247	$787,119,766	$1,171,092,949

Shares issued and outstanding
Shares issued	12,900,000	11,500,000	8,450,000
Shares redeemed	(2,900,000)	(11,050,000)	(7,600,000)
Net increase in Shares issued and outstanding	10,000,000	450,000	850,000

(a)     Previously reported as “Statements of Changes in Shareholders’ Capital.” Please refer to Note 2A.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

	Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(303,034,540)	$(379,375,571)	$(31,369,866)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(4,060,419,714)	(4,350,669,839)	(4,498,735,523)
Sales/maturities of short-term investments	4,193,538,686	4,732,272,812	4,445,249,753
Accretion of discount	(234,868)	(514,508)	(651,462)
Net realized (gain) loss on short-term investments	(35,054)	(41,257)	69,917
Net change in unrealized appreciation/depreciation on short-term investments	(5,217)	(17,232)	—
Change in operating assets and liabilities:
Cash and cash equivalents held at brokers (restricted)	—	—	53,468,750
Receivable for variation margin on open futures contracts	(6,701,406)	—	2,942,400
Interest receivable	—	—	161
Payable for variation margin on open futures contracts	(7,717,674)	2,658,144	5,059,530
Due to brokers	(323,566)	323,566	—
Sponsor's fees payable	(95,301)	(213,212)	(6,687)
Net cash provided by (used in) operating activities	(185,028,654)	4,422,903	(23,973,027)

Cash Flows from Financing Activities
Contributions for Shares issued	242,091,529	345,486,695	279,756,686
Distributions for Shares redeemed	(61,332,805)	(348,989,010)	(244,882,603)
Net cash provided by (used in) financing activities	180,758,724	(3,502,315)	34,874,083
Net increase (decrease) in cash and cash equivalents	(4,269,930)	920,588	10,901,056

Cash and Cash Equivalents
Beginning of period	12,009,679	11,089,091	188,035
End of period	$7,739,749	$12,009,679	$11,089,091

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2015 and 2014

December 31, 2015

Security Description	Face Amount	Fair Value

U.S. Treasury bills(a)(b):
0.00%(c) - 0.08% due 01/07/16	$188,000,000	$187,999,248
0.00%(c) - 0.13% due 01/14/16	144,000,000	143,995,536
0.20% due 01/21/16	53,000,000	52,997,456
0.02% due 01/28/16	100,000,000	99,991,300
0.11% - 0.12% due 02/04/16	30,000,000	29,997,390
0.22% due 03/03/16	18,000,000	17,996,832
0.23% due 03/24/16	30,000,000	29,988,180
0.26% due 03/31/16	89,000,000	88,962,442
Total United States Treasury bills (Cost: $651,905,935)		651,928,384

Total Investments – 97.90%		651,928,384
Other Assets, Less Liabilities – 2.10%		14,010,863
Net Assets – 100.00%		$665,939,247

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Rates shown are discount rates paid at the time of purchase.

(c)     Rounds to less than 0.01%.

As of December 31, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
31,462	March 2016	$662,945,241	$15,155,741

December 31, 2014

Security Description	Face Amount	Fair Value

United States Treasury bills(a)(b):
0.01% - 0.06% due 01/08/15	$32,300,000	$32,299,935
0.02% - 0.06% due 01/15/15	41,671,000	41,670,625
0.06% due 01/22/15	85,655,000	85,653,544
0.02% - 0.06% due 01/29/15	60,274,000	60,272,855
0.01% - 0.06% due 02/05/15	44,568,000	44,566,930
0.03% - 0.05% due 02/12/15	145,000,000	144,997,100
0.01% - 0.05% due 02/19/15	66,336,000	66,334,475
0.03% due 03/05/15	104,000,000	103,996,880
0.03% - 0.05% due 03/12/15	137,000,000	136,993,424
0.04% due 04/16/15	27,000,000	26,997,273
0.07% due 05/28/15	41,000,000	40,989,176
Total United States Treasury bills (Cost: $784,754,985)		784,772,217

Total Investments – 99.70%		784,772,217
Other Assets, Less Liabilities – 0.30%		2,347,549
Net Assets – 100.00%		$787,119,766

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Rates shown are discount rates paid at the time of purchase.

As of December 31, 2014, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Depreciation
25,010	March 2015	$785,521,583	$69,368,696

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2015

1 - Organization

The iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is governed by the Third Amended and Restated Trust Agreement, dated as of December 31, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. As of December 31, 2015, approximately 45% of the outstanding Shares of the Trust were held by funds managed by an affiliate of the Sponsor.

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

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares S&P GSCI™ Commodity-Indexed Investing Pool, or the “Investing Pool.” Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Because the Trust and the Investing Pool were under common control at the time of the liquidation the assets and liabilities transferred from the Investing Pool to the Trust were accounted for as a transaction from the Investing Pool to the Trust were accounted for as a transaction among entities under common control. The financial statements of the Trust were retroactively adjusted to reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool, for periods prior to December 31, 2013.

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the S&P GSCI-ER and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin and recorded as unrealized appreciation or depreciation. When an Index Futures contract is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Futures contract at the time it was opened and the value at the time it was closed.

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

As of December 31, 2015 and December 31, 2014, the Trust had short-term investments held at brokers of $66,250,236 and $52,853,943, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2015, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
	2015	2014	2013
Net asset value per Share, beginning of period	$21.36	$32.17	$32.84

Net investment loss(a)	(0.15)	(0.24)	(0.22)
Net realized and unrealized loss(b)	(7.00)	(10.57)	(0.45)
Net decrease in net assets from operations	(7.15)	(10.81)	(0.67)
Net asset value per Share, end of period	$14.21	$21.36	$32.17

Total return, at net asset value(c)	(33.47)%	(33.60)%	(2.04)%

Ratio to average net assets:
Net investment loss	(0.81)%	(0.77)%	(0.69)%
Expenses	0.84%	0.82%	0.75%

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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2015 and the year ended December 31, 2014, the average month-end notional amounts of open Index Futures were $779,250,970 and $1,035,531,869, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2015 and December 31, 2014:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$6,701,406	Payable for variation margin on open futures contracts	$—

December 31, 2014
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$7,717,674

The following table shows the effect of the futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2015, 2014 and 2013:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(350,981,959)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	54,212,955

December 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(377,372,879)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	5,939,141

December 31, 2013
Commodity contracts	Net realized gain (loss) from futures contracts	$(12,545,042)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(10,815,012)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2015 and 2014:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Futures contracts(a)	$(15,155,741)	$—	$—	$(15,155,741)
U.S. Treasury bills	—	651,928,384	—	651,928,384

December 31, 2014
Futures contracts(a)	$(69,368,696)	$—	$—	$(69,368,696)
U.S. Treasury bills	—	784,772,217	—	784,772,217

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

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date: March 15, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: March 15, 2016

/s/ Philip Jensen

Philip Jensen

Director

Date: March 15, 2016

/s/ Peter Landini

Peter Landini

Director

Date: March 15, 2016

/s/ Kimun Lee

Kimun Lee

Director

Date: March 15, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.