Form 10-Q
period 2016-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2016-05-06
CIK 1332174

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$947,604	$7,739,749
Short-term investments(a)	670,696,318	585,678,148
Short-term investments held at brokers (restricted)(b)	79,157,364	66,250,236
Receivable for variation margin on open futures contracts (Note 9)	—	6,701,406
Total Assets	750,801,286	666,369,539

Liabilities
Payable for variation margin on open futures contracts (Note 9)	1,682,234	—
Payable for capital shares redeemed	4,132,340	—
Sponsor’s fees payable	476,694	430,292
Total Liabilities	6,291,268	430,292

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$744,510,018	$665,939,247

Shares issued and outstanding(c)	54,050,000	46,850,000
Net Asset Value per Share (Note 2G)	$13.77	$14.21

(a)     Cost of short-term investments: $670,594,130 and $585,650,805, respectively.

(b)     Cost of short-term investments held at brokers (restricted): $79,125,224 and $66,255,130, respectively.

(c)     No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Investment Income
Interest	$344,928	$64,343
Total investment income	344,928	64,343
Expenses
Sponsor’s fees	1,276,828	1,465,605
Brokerage commissions and fees	203,000	166,692
Total expenses	1,479,828	1,632,297
Net investment loss	(1,134,900)	(1,567,954)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	10,747	9,975
Futures contracts	(29,625,576)	(121,725,088)
Net realized loss	(29,614,829)	(121,715,113)
Net change in unrealized appreciation/depreciation on:
Short-term investments	111,879	3,922
Futures contracts	11,493,128	51,613,975
Net change in unrealized appreciation/depreciation	11,605,007	51,617,897
Net realized and unrealized loss	(18,009,822)	(70,097,216)

Net decrease in net assets resulting from operations	$(19,144,722)	$(71,665,170)

Net decrease in net assets per Share	$(0.37)	$(1.82)
Weighted-average Shares outstanding	51,386,813	39,394,444

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2016 and the year ended December 31, 2015

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Net Assets, Beginning of Period	$665,939,247	$787,119,766

Operations:
Net investment loss	(1,134,900)	(6,305,807)
Net realized loss	(29,614,829)	(350,946,905)
Net change in unrealized appreciation/depreciation	11,605,007	54,218,172
Net decrease in net assets resulting from operations	(19,144,722)	(303,034,540)

Capital Share Transactions:
Contributions for Shares issued	135,162,444	239,955,519
Distributions for Shares redeemed	(37,446,951)	(58,101,498)
Net increase in net assets from capital share transactions	97,715,493	181,854,021

Increase (decrease) in net assets	78,570,771	(121,180,519)

Net Assets, End of Period	$744,510,018	$665,939,247

Shares issued and redeemed
Shares issued	9,850,000	12,900,000
Shares redeemed	(2,650,000)	(2,900,000)
Net increase in Shares issued and outstanding	7,200,000	10,000,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(19,144,722)	$(71,665,170)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of short-term investments	(1,175,102,701)	(1,197,780,639)
Sales/maturities of short-term investments	1,077,644,957	1,179,690,011
Accretion of discount	(344,928)	(64,343)
Net realized gain on short-term investments	(10,747)	(9,975)
Net change in unrealized appreciation/depreciation on short-term investments	(111,879)	(3,922)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	6,701,406	–
Payable for variation margin on open futures contracts	1,682,234	3,713,136
Sponsor’s fees payable	46,402	(8,682)
Due to brokers	–	(323,566)
Net cash used in operating activities	(108,639,978)	(86,453,150)

Cash Flows from Financing Activities
Contributions for Shares issued	135,162,444	110,602,496
Distributions for Shares redeemed	(33,314,611)	(31,195,160)
Net cash provided by financing activities	101,847,833	79,407,336
Net decrease in cash and cash equivalents	(6,792,145)	(7,045,814)

Cash and Cash Equivalents
Beginning of period	7,739,749	12,009,679
End of period	$947,604	$4,963,865

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments(Unaudited)

At March 31, 2016 and December 31, 2015

March 31, 2016
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.22% - 0.26% due 04/07/16	$195,000,000	$194,996,100
0.22% due 04/14/16	144,000,000	143,994,672
0.23% due 04/21/16	8,000,000	7,999,536
0.31% due 04/28/16	20,000,000	19,997,420
0.36% due 05/05/16	30,000,000	29,997,420
0.28% due 05/12/16	25,000,000	24,997,250
0.33% due 06/02/16	37,000,000	36,990,047
0.31% - 0.32% due 06/09/16	155,000,000	154,945,905
0.28% due 06/16/16	40,000,000	39,983,920
0.30% due 06/23/16	42,000,000	41,979,924
0.30% due 06/30/16	54,000,000	53,971,488
Total United States Treasury bills (Cost: $749,719,354)		749,853,682

Total Investments – 100.72%		749,853,682
Other Assets, Less Liabilities – (0.72)%		(5,343,664)
Net Assets – 100.00%		$744,510,018

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Rates shown are discount rates paid at the time of purchase.

As of March 31, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
36,214	June 2016	$740,616,135	$(3,662,613)

December 31, 2015
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.00%(c) - 0.08% due 01/07/16	$188,000,000	$187,999,248
0.00%(c) - 0.13% due 01/14/16	144,000,000	143,995,536
0.20% due 01/21/16	53,000,000	52,997,456
0.02% due 01/28/16	100,000,000	99,991,300
0.11% - 0.12% due 02/04/16	30,000,000	29,997,390
0.22% due 03/03/16	18,000,000	17,996,832
0.23% due 03/24/16	30,000,000	29,988,180
0.26% due 03/31/16	89,000,000	88,962,442
Total United States Treasury bills (Cost: $651,905,935)		651,928,384

Total Investments – 97.90%		651,928,384
Other Assets, Less Liabilities – 2.10%		14,010,863
Net Assets – 100.00%		$665,939,247

(a)     A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.

(b)     Rates shown are discount rates paid at the time of purchase.

(c)     Rounds to less than 0.01%.

As of December 31, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
31,462	March 2016	$662,945,241	$(15,155,741)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2016

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 15, 2016.

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

As of March 31, 2016 and December 31, 2015, the Trust had short-term investments held at brokers of $79,157,364 and $66,250,236 respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net asset value per Share, beginning of period	$14.21	$21.36
Net investment loss(a)	(0.02)	(0.04)
Net realized and unrealized loss(b)	(0.42)	(1.79)
Net decrease in net assets from operations	(0.44)	(1.83)
Net asset value per Share, end of period	$13.77	$19.53

Total return, at net asset value(c)(d)	(3.10)%	(8.57)%

Ratio to average net assets:
Net investment loss(e)	(0.67)%	(0.80)%
Expenses(e)	0.87%	0.84%

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

(d)      Percentage is not annualized.

(e)      Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $686,388,663 and $779,250,970, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,682,234

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$6,701,406	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(29,625,576)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	11,493,128

Three Months Ended March 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(121,725,088)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	51,613,975

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2016 and December 31, 2015

	Level 1	Level 2	Level 3	Total
March 31, 2016
Futures contracts(a)	$(3,662,613)	$—	$—	$(3,662,613)
U.S. Treasury bills	—	749,853,682	—	749,853,682

December 31, 2015
Futures contracts(a)	$(15,155,741)	$—	$—	$(15,155,741)
U.S. Treasury bills	—	651,928,384	—	651,928,384

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

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor“). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the “Delaware Trustee” of the Trust.

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

Results of Operations

The Quarter Ended March 31, 2016

The Trust’s net asset value increased from $665,939,247 at December 31, 2015 to $ 744,510,018 at March 31, 2016. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 46,850,000 Shares at December 31, 2015 to 54,050,000 Shares at March 31, 2016, a consequence of 9,850,000 Shares (197 Baskets) being created and 2,650,000 Shares (53 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 3.10% decline in the Trust’s net asset value per Share from $14.21 at December 31, 2015 to $13.77 at March 31, 2016 is directly related to the 2.94% decrease in the settlement price for the Index Futures. The Trust’s net asset value per Share decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2016 was $19,144,722 resulting from a net investment loss of $1,134,900 and a net realized and unrealized loss of $18,009,822. For the quarter ended March 31, 2016, the Trust had a net realized and unrealized gain of $122,626 on short-term investments and a net realized and unrealized loss of $18,132,448 on futures contracts. Other than the Sponsor’s fees of $1,276,828 and brokerage commissions and fees of $203,000, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2016, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	36,214
Expiration Date:	June 2016
Weighted-Average Price per Contract:	$205.52
Notional Amount (Fair Value):	$740,616,135

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2016, which was $204.51 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 15, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,650,000 Shares (53 Baskets) were redeemed during the quarter ended March 31, 2016.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/16 to 01/31/16	150,000	$13.25
02/01/16 to 02/29/16	-	-
03/01/16 to 03/31/16	2,500,000	14.18
Total	2,650,000	14.14

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

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:  May 6, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:  May 6, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.