Form 10-Q
period 2016-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2016-08-08
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Statements of Assets and Liabilities (Unaudited)

At June 30, 2016 and December 31, 2015

	June 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$62,949,076	$7,739,749
Short-term investments(a)	793,010,975	585,678,148
Short-term investments held at brokers (restricted)(b)	84,169,245	66,250,236
Receivable for capital Shares sold	775,791	—
Receivable for variation margin on open futures contracts (Note 9)	—	6,701,406
Total Assets	940,905,087	666,369,539

Liabilities
Payable for variation margin on open futures contracts (Note 9)	12,484,505	—
Sponsor's fees payable	574,937	430,292
Brokerage commissions and fees payable	9,999	—
Total Liabilities	13,069,441	430,292

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$927,835,646	$665,939,247

Shares issued and outstanding(c)	59,800,000	46,850,000
Net asset value per Share (Note 2G)	$15.52	$14.21

(a)	Cost of short-term investments: $792,963,759 and $585,650,805, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $84,156,005 and $66,255,130, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Investment Income
Interest	$547,689	$75,771	$892,617	$140,114
Total investment income	547,689	75,771	892,617	140,114

Expenses
Sponsor’s fees	1,617,692	1,595,533	2,894,520	3,061,138
Brokerage commissions and fees	260,009	165,266	463,009	331,958
Total expenses	1,877,701	1,760,799	3,357,529	3,393,096
Net investment loss	(1,330,012)	(1,685,028)	(2,464,912)	(3,252,982)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	38,773	4,481	49,520	14,456
Futures contracts	129,144,703	52,166,957	99,519,127	(69,558,131)
Net realized gain (loss)	129,183,476	52,171,438	99,568,647	(69,543,675)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(73,872)	12,092	38,007	16,014
Futures contracts	(28,869,778)	16,001,837	(17,376,650)	67,615,812
Net change in unrealized appreciation/depreciation	(28,943,650)	16,013,929	(17,338,643)	67,631,826
Net realized and unrealized gain (loss)	100,239,826	68,185,367	82,230,004	(1,911,849)

Net increase (decrease) in net assets resulting from operations	$98,909,814	$66,500,339	$79,765,092	$(5,164,831)

Net increase (decrease) in net assets per Share	$1.71	$1.64	$1.46	$(0.13)
Weighted-average Shares outstanding	57,867,033	40,626,923	54,698,352	40,014,088

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2016 and the year ended December 31, 2015

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Net Assets, Beginning of Period	$665,939,247	$787,119,766

Operations:
Net investment loss	(2,464,912)	(6,305,807)
Net realized gain (loss)	99,568,647	(350,946,905)
Net change in unrealized appreciation/depreciation	(17,338,643)	54,218,172
Net increase (decrease) in net assets resulting from operations	79,765,092	(303,034,540)

Capital Share Transactions:
Contributions for Shares issued	219,578,258	239,955,519
Distributions for Shares redeemed	(37,446,951)	(58,101,498)
Net increase in net assets from capital share transactions	182,131,307	181,854,021

Increase (decrease) in net assets	261,896,399	(121,180,519)

Net Assets, End of Period	$927,835,646	$665,939,247

Shares issued and redeemed
Shares issued	15,600,000	12,900,000
Shares redeemed	(2,650,000)	(2,900,000)
Net increase in Shares issued and outstanding	12,950,000	10,000,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$79,765,092	$(5,164,831)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Purchases of short-term investments	(2,349,911,736)	(2,204,608,504)
Sales/maturities of short-term investments	2,125,639,886	2,164,549,886
Accretion of discount	(892,459)	(140,114)
Net realized gain on short-term investments	(49,520)	(14,456)
Net change in unrealized appreciation/depreciation on short-term investments	(38,007)	(16,014)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	6,701,406	(17,964,702)
Payable for variation margin on open futures contracts	12,484,505	(7,717,674)
Sponsor’s fees payable	144,645	(3,152)
Due to brokers	—	(323,566)
Brokerage commissions and fees payable	9,999	—
Net cash used in operating activities	(126,146,189)	(71,403,127)

Cash Flows from Financing Activities
Contributions for Shares issued	218,802,467	127,802,478
Distributions for Shares redeemed	(37,446,951)	(59,602,588)
Net cash provided by financing activities	181,355,516	68,199,890
Net increase (decrease) in cash and cash equivalents	55,209,327	(3,203,237)

Cash and Cash Equivalents
Beginning of period	7,739,749	12,009,679
End of period	$62,949,076	$8,806,442

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2016 and December 31, 2015

June 30, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.19% - 0.24% due 07/07/16	$193,400,000	$193,398,066
0.20% - 0.23% due 07/14/16	134,000,000	133,993,970
0.23% - 0.24% due 07/21/16	40,000,000	39,995,920
0.22% due 08/04/16	75,000,000	74,984,775
0.24% due 08/11/16	25,000,000	24,994,200
0.28% due 09/08/16	229,000,000	228,910,919
0.27% due 09/15/16	65,000,000	64,972,050
0.27% due 09/22/16	62,000,000	61,965,528
0.25% due 09/29/16	54,000,000	53,964,792
Total United States Treasury bills (Cost: $877,119,764)		877,180,220

Total Investments – 94.54%		877,180,220
Other Assets, Less Liabilities – 5.46%		50,655,426
Net Assets – 100.00%		$927,835,646

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
40,009	September 2016	$923,915,834	$(32,532,391)

December 31, 2015

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.00%(c) - 0.08% due 01/07/16	$188,000,000	$187,999,248
0.00%(c) - 0.13% due 01/14/16	144,000,000	143,995,536
0.20% due 01/21/16	53,000,000	52,997,456
0.02% due 01/28/16	100,000,000	99,991,300
0.11% - 0.12% due 02/04/16	30,000,000	29,997,390
0.22% due 03/03/16	18,000,000	17,996,832
0.23% due 03/24/16	30,000,000	29,988,180
0.26% due 03/31/16	89,000,000	88,962,442
Total United States Treasury bills (Cost: $651,905,935)		651,928,384

Total Investments – 97.90%		651,928,384
Other Assets, Less Liabilities – 2.10%		14,010,863
Net Assets – 100.00%		$665,939,247

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.
(c)	Rounds to less than 0.01%.

As of December 31, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
31,462	March 2016	$662,945,241	$(15,155,741)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2016

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

As of June 30, 2016 and December 31, 2015, the Trust had short-term investments held at brokers of $84,169,245 and $66,250,236, respectively, which were posted as margin for the Trust’s Index Futures positions.

E.	Security Transactions and Income Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Interest Income, including amortization and accretion of premiums and discounts on debt securities, is recognized daily on the accrual basis.

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

The Sponsor has reviewed the tax positions as of June 30, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$13.77	$19.53	$14.21	$21.36

Net investment loss(a)	(0.02)	(0.04)	(0.05)	(0.08)
Net realized and unrealized gain (loss)(b)	1.77	1.69	1.36	(0.10)
Net increase (decrease) in net assets from operations	1.75	1.65	1.31	(0.18)
Net asset value per Share, end of period	$15.52	$21.18	$15.52	$21.18

Total return, at net asset value(c)(d)	12.71%	8.45%	9.22%	(0.84)%

Ratio to average net assets:
Net investment loss(e)	(0.62)%	(0.79)%	(0.64)%	(0.80)%
Expenses(e)	0.87%	0.83%	0.87%	0.83%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $776,866,316 and $779,250,970, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$12,484,505

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$6,701,406	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$129,144,703	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(28,869,778)

Three Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$52,166,957	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	16,001,837

Six Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$99,519,127	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(17,376,650)

Six Months Ended June 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(69,558,131)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	67,615,812

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
June 30, 2016
Futures contracts(a)	$(32,532,391)	$—	$—	$(32,532,391)
U.S. Treasury bills	—	877,180,220	—	877,180,220

December 31, 2015
Futures contracts(a)	$(15,155,741)	$—	$—	$(15,155,741)
U.S. Treasury bills	—	651,928,384	—	651,928,384

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Once the value of the Index Futures, Collateral Assets, other assets of the Trust and interest earned on the Trust’s Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

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

Results of Operations

The Quarter Ended June 30, 2016

The Trust’s net asset value increased from $744,510,018 at March 31, 2016 to $927,835,646 at June 30, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in operations. The Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 54,050,000 Shares at March 31, 2016 to 59,800,000 at June 30, 2016, a consequence of 5,750,000 Shares (115 Baskets) being created during the quarter.

The 12.71% increase in the Trust’s NAV from $13.77 at March 31, 2016 to $15.52 at June 30, 2016 is directly related to the 12.92% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended June 30, 2016 was $98,909,814, resulting from a net realized and unrealized gain of $100,239,826, offset by a net investment loss of $1,330,012. For the quarter ended June 30, 2016, the Trust had a net realized and unrealized loss of $35,099 on short-term investments and a net realized and unrealized gain of $100,274,925 on futures contracts. Other than the Sponsor’s fees of $1,617,692 and brokerage commissions and fees of $260,009, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2016

The Trust’s net asset value increased from $665,939,247 at December 31, 2015 to $927,835,646 at June 30, 2016. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 46,850,000 Shares at December 31, 2015 to 59,800,000 at June 30, 2016, a consequence of 15,600,000 Shares (312 Baskets) being created and 2,650,000 Shares (53 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 9.22% increase in the Trust’s NAV from $14.21 at December 31, 2015 to $15.52 at June 30, 2016 is directly related to the 9.6% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the six months ended June 30, 2016 was $79,765,092, resulting from a net realized and unrealized gain of $82,230,004, offset by a net investment loss of $2,464,912. For the six months ended June 30, 2016, the Trust had a net realized and unrealized gain of $87,527 on short-term investments and a net realized and unrealized gain of $82,142,477 on futures contracts. Other than the Sponsor’s fees of $2,894,520 and brokerage commissions and fees of $463,009, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2016, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	40,009
Expiration Date:	September 2016
Weighted-Average Price per Contract:	$239.06
Notional Amount (Fair Value):	$923,915,834

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2016, which was $230.93 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	No redemption of Shares occurred during the quarter ended June 30, 2016.

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

Date: August 8, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date: August 8, 2016

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.