Form 10-Q
period 2016-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2016-11-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Statements of Assets and Liabilities (Unaudited)

At September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$51,286,126	$7,739,749
Short-term investments(a)	754,800,509	585,678,148
Short-term investments held at brokers (restricted)(b)	85,000,462	66,250,236
Receivable for variation margin on open futures contracts (Note 9)	2,601,373	6,701,406
Total Assets	893,688,470	666,369,539

Liabilities
Sponsor’s fees payable	530,322	430,292
Brokerage commissions and fees payable	10,064	–
Total Liabilities	540,386	430,292

Commitments and contingent liabilities (Note 7)	–	–

Net Assets	$893,148,084	$665,939,247

Shares issued and outstanding(c)	60,350,000	46,850,000
Net asset value per Share (Note 2G)	$14.80	$14.21

(a)	Cost of short-term investments: $754,679,697 and $585,650,805, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $84,992,790 and $66,255,130, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Investment Income
Interest	$609,785	$35,905	$1,502,402	$176,019
Total investment income	609,785	35,905	1,502,402	176,019

Expenses
Sponsor’s fees	1,679,023	1,428,422	4,573,543	4,489,560
Brokerage commissions and fees	274,670	174,694	737,679	506,652
Total expenses	1,953,693	1,603,116	5,311,222	4,996,212
Net investment loss	(1,343,908)	(1,567,211)	(3,808,820)	(4,820,193)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,695	14,776	51,215	29,232
Futures contracts	(110,030,894)	(152,499,032)	(10,511,767)	(222,057,163)
Net realized loss	(110,029,199)	(152,484,256)	(10,460,552)	(222,027,931)
Net change in unrealized appreciation/depreciation on:
Short-term investments	68,028	37,597	106,035	53,611
Futures contracts	62,344,986	(15,131,979)	44,968,336	52,483,833
Net change in unrealized appreciation/depreciation	62,413,014	(15,094,382)	45,074,371	52,537,444
Net realized and unrealized gain (loss)	(47,616,185)	(167,578,638)	34,613,819	(169,490,487)

Net increase (decrease) in net assets resulting from operations	$(48,960,093)	$(169,145,849)	$30,804,999	$(174,310,680)

Net increase (decrease) in net assets per Share	$(0.80)	$(4.03)	$0.54	$(4.29)
Weighted-average Shares outstanding	61,259,783	41,949,457	56,901,460	40,666,300

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2016 and the year ended December 31, 2015

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Net Assets, Beginning of Period	$665,939,247	$787,119,766

Operations:
Net investment loss	(3,808,820)	(6,305,807)
Net realized loss	(10,460,552)	(350,946,905)
Net change in unrealized appreciation/depreciation	45,074,371	54,218,172
Net increase (decrease) in net assets resulting from operations	30,804,999	(303,034,540)

Capital Share Transactions:
Contributions for Shares issued	311,607,072	239,955,519
Distributions for Shares redeemed	(115,203,234)	(58,101,498)
Net increase in net assets from capital share transactions	196,403,838	181,854,021

Increase (decrease) in net assets	227,208,837	(121,180,519)

Net Assets, End of Period	$893,148,084	$665,939,247

Shares issued and redeemed
Shares issued	21,750,000	12,900,000
Shares redeemed	(8,250,000)	(2,900,000)
Net increase in Shares issued and outstanding	13,500,000	10,000,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$30,804,999	$(174,310,680)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,765,645,756)	(3,391,523,148)
Sales/maturities of short-term investments	3,579,432,663	3,349,547,641
Accretion of discount	(1,502,244)	(176,020)
Net realized gain (loss) on short-term investments	(51,215)	(29,232)
Net change in unrealized appreciation/depreciation on short-term investments	(106,035)	(53,611)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	4,100,033	(6,562,418)
Payable for variation margin on open futures contracts	–	(7,717,674)
Payable for investment securities purchased	–	88,996,424
Sponsor’s fees payable	100,030	(62,622)
Due to brokers	–	(323,566)
Brokerage commissions and fees payable	10,064	–
Net cash provided by (used in) operating activities	(152,857,461)	(142,214,906)

Cash Flows from Financing Activities
Contributions for Shares issued	311,607,072	193,399,406
Distributions for Shares redeemed	(115,203,234)	(59,602,588)
Net cash provided by (used in) financing activities	196,403,838	133,796,818
Net increase (decrease) in cash and cash equivalents	43,546,377	(8,418,088)

Cash and Cash Equivalents
Beginning of period	7,739,749	12,009,679
End of period	$51,286,126	$3,591,591

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2016 and December 31, 2015

September 30, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.25% due 10/06/16	$20,000,000	$19,999,820
0.16% due 10/27/16	74,000,000	73,990,454
0.28% due 11/03/16	292,000,000	291,950,068
0.13% due 11/10/16	110,000,000	109,977,120
0.30% due 11/17/16	20,000,000	19,995,620
0.34% due 12/08/16	229,000,000	228,923,514
0.37% due 12/15/16	95,000,000	94,964,375
Total United States Treasury bills (Cost: $839,672,487)		839,800,971

Total Investments – 94.03%		839,800,971
Other Assets, Less Liabilities – 5.97%		53,347,113
Net Assets – 100.00%		$893,148,084

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
40,372	December 2016	$890,481,167	$29,812,595

December 31, 2015

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.00%(c) - 0.08% due 01/07/16	$188,000,000	$187,999,248
0.00%(c) - 0.13% due 01/14/16	144,000,000	143,995,536
0.20% due 01/21/16	53,000,000	52,997,456
0.02% due 01/28/16	100,000,000	99,991,300
0.11% - 0.12% due 02/04/16	30,000,000	29,997,390
0.22% due 03/03/16	18,000,000	17,996,832
0.23% due 03/24/16	30,000,000	29,988,180
0.26% due 03/31/16	89,000,000	88,962,442
Total United States Treasury bills (Cost: $651,905,935)		651,928,384

Total Investments – 97.90%		651,928,384
Other Assets, Less Liabilities – 2.10%		14,010,863
Net Assets – 100.00%		$665,939,247

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.
(c)	Rounds to less than 0.01%.

As of December 31, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
31,462	March 2016	$662,945,241	$(15,155,741)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2016

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

As of September 30, 2016 and December 31, 2015, the Trust had short-term investments held at brokers of $85,000,462 and $66,250,236, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of September 30, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net asset value per Share, beginning of period	$15.52	$21.18	$14.21	$21.36

Net investment loss(a)	(0.02)	(0.04)	(0.07)	(0.12)
Net realized and unrealized gain (loss)(b)	(0.70)	(4.11)	0.66	(4.21)
Net increase (decrease) in net assets from operations	(0.72)	(4.15)	0.59	(4.33)
Net asset value per Share, end of period	$14.80	$17.03	$14.80	$17.03

Total return, at net asset value(c)(d)	(4.64)%	(19.59)%	4.15%	(20.27)%

Ratio to average net assets:
Net investment loss(e)	(0.60)%	(0.82)%	(0.62)%	(0.81)%
Expenses(e)	0.87%	0.84%	0.87%	0.83%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $806,906,858 and $779,250,970, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$2,601,373	Payable for variation margin on open futures contracts	$—

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$6,701,406	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine months ended September 30, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(110,030,894)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	62,344,986

Three Months Ended September 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(152,499,032)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(15,131,979)

Nine Months Ended September 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(10,511,767)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	44,968,336

Nine Months Ended September 30, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(222,057,163)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	52,483,833

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2016 and December 31, 2015:

	Level 1	Level 2	Level 3	Total
September 30, 2016
Futures contracts(a)	$29,812,595	$—	$—	$29,812,595
U.S. Treasury bills	—	839,800,971	—	839,800,971

December 31, 2015
Futures contracts(a)	$(15,155,741)	$—	$—	$(15,155,741)
U.S. Treasury bills	—	651,928,384	—	651,928,384

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2016

The Trust’s net asset value decreased from $927,835,646 at June 30, 2016 to $893,148,084 at September 30, 2016. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 59,800,000 Shares at June 30, 2016 to 60,350,000 at September 30, 2016, a consequence of 6,150,000 Shares (123 Baskets) being created and 5,600,000 Shares (112 Baskets) being redeemed during the quarter.

The 4.64% decrease in the Trust’s NAV from $15.52 at June 30, 2016 to $14.80 at September 30, 2016 is directly related to the 4.49% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2016 was $48,960,093, resulting from a net realized and unrealized loss of $47,616,185, and a net investment loss of $1,343,908. For the quarter ended September 30, 2016, the Trust had a net realized and unrealized gain of $69,723 on short-term investments and a net realized and unrealized loss of $47,685,908 on futures contracts. Other than the Sponsor’s fees of $1,679,023 and brokerage commissions and fees of $274,670, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2016

The Trust’s net asset value increased from $665,939,247 at December 31, 2015 to $893,148,084 at September 30, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 46,850,000 Shares at December 31, 2015 to 60,350,000 at September 30, 2016, a consequence of 21,750,000 Shares (435 Baskets) being created and 8,250,000 Shares (165 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 4.15% increase in the Trust’s NAV from $14.21 at December 31, 2015 to $14.80 at September 30, 2016 is directly related to the 4.68% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the nine months ended September 30, 2016 was $30,804,999, resulting from a net realized and unrealized gain of $34,613,819, offset by a net investment loss of $3,808,820. For the nine months ended September 30, 2016, the Trust had a net realized and unrealized gain of $157,250 on short-term investments and a net realized and unrealized gain of $34,456,569 on futures contracts. Other than the Sponsor’s fees of $4,573,543 and brokerage commissions and fees of $737,679, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2016, the Trust’s open Index Futures positions (long) were as follows:

Number of Contracts:	40,372
Expiration Date:	December 2016
Weighted-Average Price per Contract:	$213.18
Notional Amount (Fair Value):	$890,481,167

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2016, which was $ 220.57 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	5,600,000 Shares (112 Baskets) were redeemed during the quarter ended September 30, 2016.

Period	Total Number of Shares Redeemed	Average Price Per Share

7/1/16 to 7/31/16	700,000	$14.18
8/1/16 to 8/31/16	4,900,000	13.84
9/1/16 to 9/30/16	–	–
Total	5,600,000	13.88

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 7, 2016

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 7, 2016

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.