Form 10-K
period 2016-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2017-02-24
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the shares held by non-affiliates was approximately $476,146,623. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

PART I

Item 1. Business.

Summary

The iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations, (the “Index Futures”) on the S&P GSCI™ Excess Return Index, (the “S&P GSCI-ER”) together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions (the “Collateral Assets”). The Trust seeks to track the results, before expenses and liabilities, of the S&P GSCI Total Return Index (the “Index”), which represents a diversified, fully collateralized investment in futures contracts.

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A., an affiliate of the Sponsor, is the trustee of the Trust (the “Trustee”). The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, Inc. (“BlackRock”), serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the Delaware trustee of the Trust (the “Delaware Trustee”).

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only registered brokers-dealers that enter into an authorized participant agreement with the Trust (each, an “Authorized Participant”) may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share, (“NAV”) of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

The activities of the Trust are generally limited to:

●	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets);

●	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets;

●	paying out of its assets any expenses and liabilities of the Trust not assumed by the Sponsor and

●	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Futures positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures, and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the S&P GSCI™ Total Return Index (the “Index”) or the S&P GSCI-ER or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. At any time when Index Futures of more than one expiration are listed on the Chicago Mercantile Exchange, (the “CME” or the “Exchange”), the Sponsor will determine, pursuant to the terms of the trust agreement of the Trust (the “Trust Agreement”), which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains an Internet website at www.ishares.com, through which the Trust’s monthly account statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC’s website at www.sec.gov.

Investment Objective of the Trust

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before fees and expenses of the Trust. The Trust seeks to achieve its investment objective by holding long positions in Index Futures that have settlement values at expiration based on the level of the S&P GSCI-ER at that time, and earning interest on its non-cash Collateral Assets used to satisfy applicable margin requirements on those Index Futures positions.

The S&P GSCI-ER is calculated based on the same commodities that are included in the S&P GSCI™ Commodity Index, (the “S&P GSCI™”), which is a production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The S&P GSCI-ER reflects the return of an uncollateralized investment in the contracts comprising the S&P GSCI™, and in addition incorporates the economic effect of rolling the contracts included in the S&P GSCI™ as they near expiration. Rolling a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity.

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

Whenever Index Futures of different types or expirations are available for investment, the Sponsor determines, pursuant to the terms of the Trust Agreement, which Index Futures are to be transferred in connection with either the creation or redemption of Baskets. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Collateral Assets.

The profit or loss on the Trust’s Index Futures positions should correlate with increases and decreases in the value of the S&P GSCI-ER, although this correlation is not expected to be exact. The return on the Index Futures, together with interest on the non-cash Collateral Assets, is expected to result in a total return that corresponds generally, but is not identical, to the Index. Differences between the returns on the Shares and the performance of the Index may be based on, among other factors, differences between the return on the Collateral Assets and the U.S. Treasury rate used to calculate the U.S. Treasury return component of the Index, timing differences, differences between the portion of the Trust’s assets invested in Index Futures versus the portion of the return of the Index contributed by the S&P GSCI-ER, differences between the settlement price of Index Futures and the closing level of the S&P GSCI-ER and the payment of expenses and liabilities by the Trust.

The Advisor acts as the commodity trading advisor for the Trust. The Advisor, on behalf of the Trust, is authorized to invest all of the Trust’s assets in long positions in Index Futures and in Collateral Assets in order to satisfy applicable margin requirements on those Index Futures positions. Any cash that the Trust accepts in connection with the creation of Shares is used to purchase additional Index Futures or Collateral Assets in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index, before the payment of the Trust’s expenses and liabilities. The Advisor does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Collateral Assets.

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

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below the NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the S&P GSCI-ER is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these gaps in market trading hours.

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust Agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A Business Day is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the CME is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Futures contract equals the product of (a) the number of such Index Futures owned by the Trust, (b) the settlement price of such Index Futures contract on the date of calculation and (c) the multiplier of such Index Futures contract. If there is no announced CME settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day by the CME, shortly after the close of trading for such Index Futures contract, which is generally 2:40 p.m. (New York time).

The Trustee values all other holdings of the Trust at (1) its current market value, if quotations for such property are readily available or (2) its fair value, as reasonably determined by the Trustee, if the current market value cannot be determined.

Once the value of the Index Futures, Collateral Assets of the Trust and interest earned on the Trust’s Collateral Assets has been determined, the Trustee subtracts all accrued expenses and liabilities of the Trust as of the time of calculation in order to calculate the net asset value of the Trust.

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to NAV that may result from creation and redemption activity occurring on any Business Day is not reflected in the NAV until the following Business Day.

The NAV for each Business Day on which NYSE Arca is open for regular trading is expected to be distributed through major market data vendors and published online at http://www.ishares.com, or any successor thereto. The Trust updates the NAV as soon as practicable after each subsequent NAV is calculated.

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees and

●	legal expenses relating to the Trust of up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses other than brokerage commissions and similar transaction fees, as described below.

In return for paying the expenses described above, the Sponsor receives a fee which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value”), is payable by the Trust monthly in arrears, and is subject to adjustment from time to time (the “Sponsor’s Fee), except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment of the Trust Agreement with thirty day’s prior notice to registered holders of the Shares.

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

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) (the “Basket Amount”) for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day and the assets included in the Basket Amount are valued in the same manner and on the same basis as the Trust’s NAV calculations for its assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Futures positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman, Sachs & Co., Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., SG Americas Securities, LLC and UBS Securities LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

Creation and redemption of interests in the Trust are generally effected through exchanges for related positions (“EFRPs”). EFRPs involve contemporaneous transactions in futures contracts and the underlying cash commodity or a closely related commodity. In a typical EFRP, the participant taking the long position on the futures contract transfers the underlying commodity or other related position to the participant taking the short position on the futures contract. The CME, the Exchange on which Index Futures trade, permits the execution of EFRPs consisting of simultaneous transfers of Index Futures and Shares. This mechanism generally is expected to be used by the Trust in connection with the creation and redemption of Baskets. Specifically, it is anticipated that an Authorized Participant requesting the creation of additional Baskets typically will transfer Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) to the Trust in return for Shares.

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

The first Index Futures were commodity excess return future contracts on the S&P GSCI-ER, or “CERFs,” that were first listed and made available for trading on March 13, 2006. Until October 2010, these CERFs, which expired in March 2011, were the only Index Futures listed. In October 2010, the CME listed a second CERF, scheduled to expire in March 2014. In January 2014, the CME changed the listing cycle of Index Futures to include the nearest four months as contract months at any given point in time. The CME may at any time expand the listing cycle of Index Futures to include additional expiration dates, and may from time to time amend the rules applicable to the Index Futures. On April 8, 2013, the CME amended the rules applicable to the Index Futures then held by the Trust (through the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC, its now-dissolved subsidiary). In connection with these amendments, the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC recognized gain or loss for U.S. federal income tax purposes on each of its Index Futures positions, depending on the price at which each such position was established.

Index Futures are subject to the rules of the CME. Index Futures trade on GLOBEX, the CME’s electronic trading system, and do not trade through open outcry on the floor of the CME. Transactions in Index Futures are cleared through the CME’s clearing house by the trader’s futures commission merchant (“FCM”) acting as its agent. Under these clearing arrangements, the CME’s clearing house becomes the buyer to each member FCM representing a seller of the contract and the seller to each member futures commission merchant representing a buyer of the contract. As a result of these clearing arrangements, each trader holding a position in Index Futures is subject to the credit risk of the CME’s clearing house and the FCM carrying its position in Index Futures.

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

The Index and the S&P GSCI-ER

All information regarding the Index and the S&P GSCI-ER contained in this report, including its composition, method of calculation, changes in their constituent components and historical performance, has been derived from publicly available information, including information published by S&P Dow Jones Indices LLC, which is the “Index Sponsor,” but has not been independently verified. Investors in the Shares should conduct their own investigation into the Index, the S&P GSCI‑ER and the Index Sponsor.

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

Current information regarding the market values of the Index and the S&P GSCI-ER is available from the Index Sponsor and numerous public sources. None of the Sponsor, the Trustee, the Delaware Trustee, the Advisor or the Trust makes any representation that publicly available information about the Index and the S&P GSCI-ER is accurate or complete. In addition, none of the Sponsor, the Trustee, the Delaware Trustee, the Advisor or the Trust accepts any responsibility for the calculation, maintenance or publication of, or for any error, omission or disruption in, the Index or the S&P GSCI-ER. The consequences of the index Sponsor’s discontinuing the S&P GSCI-ER are described under “Risk Factors - Risk Factors Relating to Index Futures and the S&P GSCI-ER.”

The Index and the S&P GSCI-ER were established in May 1991. The Index reflects the value of an investment in the S&P GSCI-ER together with a Treasury bill return. The S&P GSCI-ER reflects the returns that are potentially available through a rolling uncollateralized investment in the contracts comprising the S&P GSCI™.

Futures contracts have scheduled expirations, or delivery months and as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in the next available delivery month. This process is referred to as “rolling” the position forward. The S&P GSCI-ER is designed to reflect the return from rolling each contract included in the S&P GSCI™ as it nears expiration into the next available delivery month. This is accomplished by selling the position in the first delivery month and purchasing a position of equivalent value in the second delivery month. If the price of the second contract is lower than the price of the first contract, the rolling process results in a greater quantity of the second contract being acquired for the same value. Conversely, if the price of the second contract is higher than the price of the first contract, the rolling process results in a smaller quantity of the second contract being acquired for the same value.

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

The following is a summary of the composition of and the methodology used to calculate the S&P GSCI™ as of the date of this report. The methodology for determining the composition and weighting of the S&P GSCI™ and for calculating its value is subject to modification in a manner consistent with the purposes of the S&P GSCI™, as described below. The Index Sponsor makes the official calculations of the value of the S&P GSCI™. At present, this calculation is performed continuously and is reported on Reuters Page .SPGSCI and on Bloomberg page SPGSCI <index> and is updated at least once every three minutes during business hours on each day on which the S&P GSCI™ is calculated, referred to as an “S&P GSCI™ Business Day.” The settlement price for the S&P GSCI-ER is reported on Reuters Page .SPGSCIP and on Bloomberg page SPGSCIP <index> at the end of each S&P GSCI™ Business Day. If Reuters ceases to publish the value of the S&P GSCI™ or the settlement price of the S&P GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the value of the S&P GSCI™ and the settlement price of the S&P GSCI-ER so long as any Shares are outstanding.

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

The Index Committee and Commodity Index Advisory Panel

The Index Sponsor has established an index committee to oversee the daily management and operations of the S&P GSCI™ (the “Index Committee”), and is responsible for all analytical methods and calculation in the indices. The Index Committee is comprised of full-time professional members of S&P’s staff. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities, or other matters.

S&P considers information about changes to its indices and related matters to be potentially market moving and material. Therefore, all Index Committee discussions are confidential.

In addition, the Index Sponsor has established a commodity indexed advisory panel to assist it with the operation of the S&P GSCI™ (the “Commodity Index Advisory Panel”). The Commodity Index Advisory Panel meets on an annual basis and at other times at the request of the Index Committee. The principal purpose of the Commodity Index Advisory Panel is to advise the Index Committee with respect to, among other things, the calculation of the S&P GSCI™, the effectiveness of the S&P GSCI™ as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the S&P GSCI™. The Commodity Index Advisory Panel acts solely in an advisory and consultative capacity. The Index Committee makes all decisions with respect to the composition, calculation and operation of the S&P GSCI™. Certain of the members of the Commodity Index Advisory Panel may be affiliated with clients of S&P. Also, certain of the members of the Commodity Index Advisory Panel may be affiliated with entities which, from time to time, may have investments linked to the S&P GSCI™, either through transactions in the contracts included in the S&P GSCI™, futures contracts on the S&P GSCI™ or derivative products linked to the S&P GSCI™.

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

●

makes price quotations generally available to its members or participants (and, if the Index Sponsor is not such a member or participant, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

●	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

●	accepts bids and offers from multiple participants or price providers; and

●	is accessible by a sufficiently broad range of participants.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2017, are as follows:

Commodity	Dollar Weights January 31, 2017(a)	Ticker(b)	Trading Facility
Crude Oil	24.63%	CL	NYM / ICE
Brent Crude Oil	17.80%	LCO	ICE - UK
Gas Oil	5.26%	LGO	ICE - UK
Corn	4.65%	C	CBT
Unleaded Gas	4.51%	RB	NYM
Copper	4.35%	MCU	LME
Heating Oil	4.28%	HO	NYM
Live Cattle	3.99%	LC	CME
Gold	3.80%	GC	CMX
Natural Gas	3.75%	NG	NYM / ICE
Soybeans	3.52%	S	CBT
Aluminum	3.26%	MAL	LME
Wheat	3.04%	W	CBT
Sugar	2.69%	SB	ICE - US
Lean Hogs	2.29%	LH	CME
Cotton	1.57%	CT	ICE - US
Zinc	1.33%	MZN	LME
Coffee	1.04%	KC	ICE - US
Feeder Cattle	1.02%	FC	CME
Kansas Wheat	0.88%	KW	KBT
Lead	0.87%	MPB	LME
Nickel	0.61%	MNI	LME
Silver	0.51%	SI	CMX
Cocoa	0.35%	CC	ICE - US

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

Contract Expirations

The S&P GSCI™ is comprised of actively traded contracts with scheduled expirations and it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods (the “Contract Expirations”). The Contract Expirations included in the S&P GSCI™ for each commodity during a given year are designated by the Index Sponsor, in consultation with the Index Committee, provided that each contract must be an “Active Contract.” An Active Contract for this purpose is a liquid, actively-traded Contract Expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

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

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day is used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation is delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 p.m. (New York time), the Index Sponsor may, if it deems that action to be appropriate under the circumstances, determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant S&P GSCI™ calculation.

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

Calculation of the Index

The value of the Index on any S&P GSCI™ Business Day is equal to the product of (1) the value of the Index on the immediately preceding S&P GSCI™ Business Day multiplied by (2) one plus the sum of the contract daily return and the Treasury bill return on the S&P GSCI™ Business Day on which the calculation is made, multiplied by (3) one plus the Treasury bill return for each non-S&P GSCI™ Business Day since the immediately preceding S&P GSCI™ Business Day. The Treasury bill return is the return on a hypothetical investment at a rate equal to the interest rate on a specified U.S. Treasury bill.

Item 1A. Risk Factors.

Risk Factors Relating to Commodities Markets

The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI‑ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.

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

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, manipulation, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short‑side interest in the Index Futures market. The existence of such a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions resulting from illiquidity.

Any of these circumstances could adversely affect the value of the Index Futures held by the Trust and therefore, the value of your Shares. In addition, these circumstances could also limit trading in the Index Futures, which could affect the calculation of the NAV and the trading price of the Shares. Accordingly, these limits may result in a NAV that differs, and may differ significantly, from the NAV that would prevail in the absence of such limits. If Baskets are created or redeemed at a time when these price limits are in effect, the creation or redemption price will reflect the price limits as well.

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

The absence of backwardation or the existence of contango in the commodity markets could result in losses, which could adversely affect the value of the S&P GSCI-ER and accordingly, decrease the value of your Shares. Moreover, because the Trust must pay certain ongoing fees and expenses, the value of the Shares may decrease even in periods where commodity prices are otherwise stationary.

Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

In recent years, many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional index funds, on regulated futures markets and in the over-the-counter (“OTC”) derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that was applicable to certain agricultural commodity futures (and options thereon), as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in December 2016 (modifying an original November 2013 proposal), referred to in this report as the “Proposed Position Limits Rules,” that would impose new federal position limits on futures and options on certain energy, metal, and agricultural commodities and economically equivalent swaps (“Referenced Contracts”). Also in December 2016, the CFTC adopted final position aggregation requirements.

The Proposed Position Limits Rules would include as Referenced Contracts a number of the futures contracts included in the S&P GSCI-ER, and as of the date of this report such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold in the Referenced Contracts that underlie the S&P GSCI-ER may be limited, which could reduce the liquidity of such Referenced Contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares. The risks presented by the Proposed Position Limits Rules also arise with respect to existing federal limits on certain agricultural commodity futures contracts, which include futures contracts underlying the S&P GSCI-ER.

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for Referenced Contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. The public comment period on the Proposed Position Limits Rules is scheduled to close on February 28, 2017. The CFTC specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which are stated to become effective on February 14, 2017, would expand the circumstances requiring persons to aggregate Referenced Contracts that are owned or controlled by such persons. Specifically, the final aggregation rules would require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in Referenced Contracts, on a pro-rata basis, with other positions in Referenced Contracts held or controlled by such person. Although Index Futures are not among the Referenced Contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

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

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Rules,” that would require that at least 85% of the total volume of any contract listed on a designated contract market (“DCM”) including the Index Futures, be executed through the central order book, rather than as a block transaction or other non-competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and, if a swap, transferred to a swap execution facility or also be liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or EFRP transactions that are not executed through the applicable Exchange’s central order book. When the CFTC finalized the DCM Rules in June 2012, the CFTC noted that it needed additional time to consider the proposed requirements regarding the 85% threshold, particularly in light of substantial comments received. If ultimately adopted as proposed, those proposed requirements could significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

The CFTC has adopted rules regarding the risk management practices of clearing members (the “FCM Rules”) most of which became effective on June 1, 2013. The FCM Rules require the Trust’s Clearing FCM to establish, and periodically reevaluate, risk-based limits on position and order size, amongst other measures. The FCM Rules may lead the Trust’s Clearing FCM to reduce its internal limits on the size of the Index Futures positions it will execute or clear for the Trust, reducing the Trust’s and other market participants’ ability to transact in Index Futures, and potentially adversely affecting the price of Shares. In the event that the Clearing FCM does reduce its internal limits on the size of Index Futures positions, the Trust may deem it feasible to use additional clearing FCMs. If this happens, it could substantially increase the costs of clearing for the Trust.

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

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the S&P GSCI-ER, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the S&P GSCI-ER exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the S&P GSCI-ER, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Futures contract or in cases where the Trust represents a substantial portion of the open interest in a particular Index Futures contract.

In addition, other actions taken by an Exchange, including rule changes relating to clearing fees, margin requirements, or the minimum price fluctuations applicable to an Index Futures contract, may result in economic, tax or other consequences to market participants that trade or hold Index Futures. Such actions may result in consequences that adversely affect Shareholders without necessarily affecting the correlation between the settlement price of the Index Futures and the level of the S&P GSCI-ER.

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

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Futures contract or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under‑perform the Index. In particular, the prices obtained in connection with rolling Index Futures positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Futures positions represent a significant part of the open long interest in such Index Futures, as historically has been the case from time to time, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The CME or another Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

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

In the event of the bankruptcy of the Clearing FCM or an Exchange’s clearing house, the Trust could be exposed to a risk of loss with respect to its assets that are posted as margin. If such a bankruptcy were to occur, the Trust would be afforded the protections granted to customers of a FCM and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCM or an Exchange’s clearing house if the customer property held by the FCM or the Exchange’s clearing house is insufficient to satisfy all customer claims. In any case, there can be no assurance that these protections will be effective in allowing the Trust to recover all, or even any, of the amounts it has deposited as margin.

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

The Trust is a passive investment vehicle and the value of the Shares may be adversely affected by losses that, if it had been actively managed, might have been possible to avoid.

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

●	the tax administrator, who provides tax reporting and tax administrative services.

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

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Trust’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca, the exchange on which the Shares trade, the Exchanges on which Index Futures trade, and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the S&P GSCI-ER is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

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

Certain events, such as the delisting of the Shares, the election by 75% of the Shareholders to dissolve the Trust, the resignation of the Trustee without a successor, the Trust becoming subject to regulation as an investment company, the determination by the Sponsor that the dissolution of the Trust is advisable, the Trust becoming subject to taxation as an association taxable as a corporation, or the DTC becoming unable or unwilling to perform its functions, may prompt the Trust’s dissolution. Upon dissolution of the Trust, the Trust will in most circumstances sell the Index Futures and securities held by it in the amount necessary to cover all expenses of liquidation and to pay any outstanding liabilities of the Trust. The remaining assets will be distributed among investors surrendering Shares. In the event the Trustee cannot distribute such assets proportionately among the Shareholders entitled thereto or if the Trustee determines that such distribution is not lawful or feasible, the Trustee may use any other method of distribution that it deems to be lawful, equitable and feasible, including the public or private sale of Trust assets and the distribution of the proceeds thereof. Any property remaining in the possession of the Trustee after ninety days may be sold by the Trustee, and the proceeds of the sale will be held by the Trustee until claimed by any remaining Shareholders.

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

The Trust’s ability to issue new Baskets or reinvest income in additional Index Futures may be limited to the extent these activities would cause the Trust to exceed the position limits then applicable to those Index Futures. The Trust may also be required to liquidate any existing contracts in excess of the then‑applicable position limits, including as a result of changes to applicable position limits or as a result of the loss of an exemption, or be required to take other actions with potentially adverse effects on the liquidity or value of the Shares.

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed that any risk management exemptions granted by DCMs, such as any exemption that may be applicable to the Trust’s positions in Index Futures, can only be granted pursuant to rules which have been reviewed by the CFTC. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. The Sponsor is registered with the CFTC as a commodity pool operator and the Advisor is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

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

The Shares are listed for trading on NYSE Arca under the symbol “GSG.” Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to circuit breaker rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

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

The Internal Revenue Services (the “IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

The U.S. tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on IRS, Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request.

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule K-1 to complete their income tax returns. The Trust will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the United States Internal Revenue Code of 1986, as amended, (the “Code”) or the Treasury regulations and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is publicly traded, as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes qualifying income within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents, and income from certain commodities transactions.

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

If the IRS makes audit adjustments to the Trust’s income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust, in which case the cash available for the distribution to the Trust’s Shareholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, significant changes are being made to the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for the Trust’s taxable years beginning after December 31, 2017), if the IRS makes audit adjustments to the Trust’s U.S. federal income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust’s Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so, in which case the current Shareholders would economically bear the burden of the tax even if they were not Shareholders during the year under audit (or if they had a different percentage interest in the Trust that year). If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust’s Shareholders might be substantially reduced. The changes created by the new partnership audit rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury Department. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 27, 2007, the Shares commenced trading on NYSE Arca under the symbol GSG. Prior to that, the Shares were traded on the NYSE, also under the symbol GSG, since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2016 and 2015, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2016		2015
	High	Low	High	Low
First Quarter	$14.40	$12.28	$21.22	$19.01
Second Quarter	16.25	13.28	21.90	19.80
Third Quarter	15.71	13.65	20.77	16.11
Fourth Quarter	15.69	13.90	17.92	13.90

Holders

The number of Shareholders of record of the Trust as of December 31, 2016 were approximately 19,607.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2016 and 2015. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

No redemption of Shares occurred during the quarter ended December 31, 2016.

Item 6. Selected Financial Data.

The following table summarizes the relevant 2016, 2015, 2014, 2013 and 2012 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on July 10, 2006.

	Years Ended December 31,
	2016	2015	2014	2013	2012(a)
Interest income	$2,294,340	235,603	$517,085	$664,549	$969,621
Total gain (loss) on sales of short-term investments and futures contracts	76,413,800	(350,946,905)	(377,331,622)	(12,614,959)	(14,331,030)
Net income (loss)	83,661,845	(303,034,540)	(379,375,571)	(31,369,866)	(13,741,405)
Net income (loss) per Share	1.43	(7.24)	(11.24)	(0.89)	(0.35)
Net cash flows	27,537,189	(4,269,930)	920,588	10,901,056	110,009
Total assets	1,037,639,389	666,369,539	798,917,906	1,176,891,284	1,167,588,732

(a)	Amounts for the year ended December 31, 2012 reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2016 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Interest income	$344,928	547,689	$609,785	$791,938
Total gain (loss) on sales of short-term investments and futures contracts	(29,614,829)	129,183,476	(110,029,199)	86,874,353
Net income (loss)	(19,144,722)	98,909,814	(48,960,093)	52,856,847
Net income (loss) per Share	(0.37)	1.71	(0.80)	0.83
Net cash flows	(6,792,145)	62,001,472	(11,662,950)	(16,009,188)
Total assets	750,801,286	940,905,087	893,688,470	1,037,639,389

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

Introduction

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC, (the “Investing Pool”). Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2016 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,035,799,565 at December 31, 2016. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 66,300,000 Shares at December 31, 2016.

As described in Part I above, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index is a statistical composite that tracks a diversified group of commodities futures. The Index does not actually hold a portfolio of futures contracts and does not incur the fees and expenses incurred by the Trust. These fees and expenses negatively impact the Trust’s performance relative to that of the Index.

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2016, 2015 and 2014:

Results of Operations

The Year Ended December 31, 2016

The Trust’s net asset value increased from $665,939,247 at December 31, 2015 to $1,035,799,565 at December 31, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 46,850,000 Shares at December 31, 2015 to 66,300,000 at December 31, 2016, a consequence of 27,700,000 Shares (554 Baskets) being created and 8,250,000 Shares (165 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 9.92% increase in the Trust’s NAV from $14.21 at December 31, 2015 to $15.62 at December 31, 2016 is directly related to the 10.71% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the year ended December 31, 2016 was $83,661,845, resulting from a net realized and unrealized gain of $88,763,643, offset by a net investment loss of $5,101,798. For the year ended December 31, 2016, the Trust had a net realized and unrealized gain of $70,519 on short-term investments and a net realized and unrealized gain of $88,693,124 on futures contracts. Other than the Sponsor’s fees of $6,359,820 and brokerage commissions and fees of $1,036,318, the Trust had no expenses during the year.

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

The 33.47% decline in the Trust’s NAV from $21.36 at December 31, 2014 to $14.21 at December 31, 2015 is directly related to the 32.91% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the year ended December 31, 2015 was $303,034,540, resulting from a net investment loss of $6,305,807 and a net realized and unrealized loss of $296,728,733. For the year ended December 31, 2015, the Trust had a net realized and unrealized gain of $40,271 on short-term investments and a net realized and unrealized loss of $ 296,769,004 on futures contracts. Other than the Sponsor’s fees of $5,849,908 and brokerage commissions and fees of $691,502, the Trust had no expenses during the year.

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

The 33.60% decline in the Trust’s NAV from $32.17 at December 31, 2013 to $21.36 at December 31, 2014 is directly related to the 33.00% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the year ended December 31, 2014 was $379,375,571, resulting from a net investment loss of $8,000,322 and a net realized and unrealized loss of $371,375,249. For the year ended December 31, 2014, the Trust had a net realized and unrealized gain of $58,489 on short-term investments and a net realized and unrealized loss of $371,433,738 on futures contracts. Other than the Sponsor’s Fees of $7,778,884 and brokerage commissions and fees of $738,523, the Trust had no expenses during the year.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2016 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2016, interest income was $2,294,340, while the Sponsor’s Fees totaled $6,359,820. For the year ended December 31, 2015, interest income was $235,603, while the Sponsor’s Fees totaled $5,849,908. For the year ended December 31, 2014, interest income was $517,085, while the Sponsor’s Fees totaled $7,778,884. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2016, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2016, the Trust’s open Index Futures long positions were as follows:

Number of contracts	44,299
Expiration date	March 2017
Weighted-average price per contract	$233.92
Notional amount (fair value)	$1,033,415,932

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2016, which was $233.28 per contract, and the $100 multiplier applicable under the contract terms.

The Trust has non-trading market risk at a result of investing in short-term United States Treasury bills and such market risk is expected to be immaterial.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2016 and 2015.

	Three Months Ended (Unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income
Interest	$344,928	$547,689	$609,785	$791,938
Total investment income	344,928	547,689	609,785	791,938
Expenses
Sponsor’s fee	1,276,828	1,617,692	1,679,023	1,786,277
Brokerage commissions and fees	203,000	260,009	274,670	298,639
Total expenses	1,479,828	1,877,701	1,953,693	2,084,916
Net investment loss	(1,134,900)	(1,330,012)	(1,343,908)	(1,292,978)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	10,747	38,773	1,695	(1,059)
Futures contracts	(29,625,576)	129,144,703	(110,030,894)	86,875,412
Net realized gain (loss)	(29,614,829)	129,183,476	(110,029,199)	86,874,353
Net change in unrealized appreciation/depreciation on:
Short-term investments	111,879	(73,872)	68,028	(85,672)
Futures contracts	11,493,128	(28,869,778)	62,344,986	(32,638,856)
Net change in unrealized appreciation/depreciation	11,605,007	(28,943,650)	62,413,014	(32,724,528)
Net realized and unrealized gain (loss)	(18,009,822)	100,239,826	(47,616,185)	54,149,825
Net increase (decrease) in net assets resulting from operations	$(19,144,722)	$98,909,814	$(48,960,093)	$52,856,847
Net increase (decrease) in net assets per Share	$(0.37)	$1.71	$(0.80)	$0.83

	Three Months Ended (Unaudited)
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Investment Income
Interest	$64,343	$75,771	$35,905	$59,584
Total investment income	64,343	75,771	35,905	59,584
Expenses
Sponsor’s fee	1,465,605	1,595,533	1,428,422	1,360,348
Brokerage commissions and fees	166,692	165,266	174,694	184,850
Total expenses	1,632,297	1,760,799	1,603,116	1,545,198
Net investment loss	(1,567,954)	(1,685,028)	(1,567,211)	(1,486,614)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	9,975	4,481	14,776	5,822
Futures contracts	(121,725,088)	52,166,957	(152,499,032)	(128,924,796)
Net realized gain (loss)	(121,715,113)	52,171,438	(152,484,256)	(128,918,974)
Net change in unrealized appreciation/depreciation on:
Short-term investments	3,922	12,092	37,597	(48,394)
Futures contracts	51,613,975	16,001,837	(15,131,979)	1,729,122
Net change in unrealized appreciation/depreciation	51,617,897	16,013,929	(15,094,382)	1,680,728
Net realized and unrealized gain (loss)	(70,097,216)	68,185,367	(167,578,638)	(127,238,246)
Net increase (decrease) in net assets resulting from operations	$(71,665,170)	$66,500,339	$(169,145,849)	$(128,724,860)
Net increase (decrease) in net assets per Share	$(1.82)	$1.64	$(4.03)	$(2.84)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2016.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor, Jack Gee is the Chief Financial Officer of the Sponsor. The Sponsor is managed by a Board of Trustees composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 54, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in Finance from the University of Chicago in 1986.

Jack Gee, 57, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 58, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. Since June 2001, Mr. Jensen has served as Partner and Chief Financial Officer of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant.

Peter Landini, 65, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in Finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 70, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2016, the Trust has incurred a Sponsor’s Fee of $6,359,820.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees.

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015.

	2016	2015
Audit fees	$61,800	$63,900
Audit-related fees(a)	15,250	250
Tax fees(b)	293,680	278,080
All other fees	—	—
	$370,730	$342,230

(a)	Amount represents fees billed for review of the regulatory filings.
(b)

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

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Trustees of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2016 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with registrant’s Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with registrant’s Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with registrant’s Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sponsor, Trustees and Shareholders of

iShares S&P GSCI™ Commodity-Indexed Trust:

In our opinion, the accompanying statements of assets and liabilities, including the schedules of investments, and the related statements of operations, of changes in net assets and cash flows present fairly, in all material respects, the financial position of iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and trustees of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 24, 2017

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2016 and 2015

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$35,276,938	$7,739,749
Short-term investments(a)	908,926,451	585,678,148
Short-term investments held at brokers (restricted)(b)	93,436,000	66,250,236
Receivable for variation margin on open futures contracts (Note 9)	—	6,701,406
Total Assets	1,037,639,389	666,369,539
Liabilities
Payable for variation margin on open futures contracts (Note 9)	1,187,213	—
Sponsor’s fees payable	641,634	430,292
Brokerage commissions and fees payable	10,977	—
Total Liabilities	1,839,824	430,292
Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,035,799,565	$665,939,247

Shares issued and outstanding(c)	66,300,000	46,850,000
Net asset value per Share (Note 2G)	$15.62	$14.21

(a)	Cost of short-term investments: $908,884,263 and $585,650,805, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $93,435,376 and $66,255,130, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Investment Income
Interest	$2,294,340	$235,603	$517,085
Total investment income	2,294,340	235,603	517,085
Expenses
Sponsor’s fees	6,359,820	5,849,908	7,778,884
Brokerage commissions and fees	1,036,318	691,502	738,523
Total expenses	7,396,138	6,541,410	8,517,407
Net investment loss	(5,101,798)	(6,305,807)	(8,000,322)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	50,156	35,054	41,257
Futures contracts	76,363,644	(350,981,959)	(377,372,879)
Net realized gain (loss)	76,413,800	(350,946,905)	(377,331,622)
Net change in unrealized appreciation/depreciation on:
Short-term investments	20,363	5,217	17,232
Futures contracts	12,329,480	54,212,955	5,939,141
Net change in unrealized appreciation/depreciation	12,349,843	54,218,172	5,956,373
Net realized and unrealized gain (loss)	88,763,643	(296,728,733)	(371,375,249)

Net increase (decrease) in net assets resulting from operations	$83,661,845	$(303,034,540)	$(379,375,571)

Net increase (decrease) in net assets per Share	$1.43	$(7.24)	$(11.24)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Net Assets, Beginning of Year	$665,939,247	$787,119,766	$1,171,092,949

Operations:
Net investment loss	(5,101,798)	(6,305,807)	(8,000,322)
Net realized gain (loss)	76,413,800	(350,946,905)	(377,331,622)
Net change in unrealized appreciation/depreciation	12,349,843	54,218,172	5,956,373
Net increase (decrease) in net assets resulting from operations	83,661,845	(303,034,540)	(379,375,571)

Capital Share Transactions:
Contributions for Shares issued	401,401,707	239,955,519	347,622,705
Distributions for Shares redeemed	(115,203,234)	(58,101,498)	(352,220,317)
Net increase (decrease) in net assets from capital share transactions	286,198,473	181,854,021	(4,597,612)

Increase (decrease) in net assets	369,860,318	(121,180,519)	(383,973,183)

Net Assets, End of Year	$1,035,799,565	$665,939,247	$787,119,766

Shares issued and redeemed
Shares issued	27,700,000	12,900,000	11,500,000
Shares redeemed	(8,250,000)	(2,900,000)	(11,050,000)
Net increase in Shares issued and outstanding	19,450,000	10,000,000	450,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

	Years Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$83,661,845	$(303,034,540)	$(379,375,571)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,383,498,689)	(4,060,419,714)	(4,350,669,839)
Sales/maturities of short-term investments	5,035,429,323	4,193,538,686	4,732,272,812
Accretion of discount	(2,294,182)	(234,868)	(514,508)
Net realized gain (loss) on short-term investments	(50,156)	(35,054)	(41,257)
Net change in unrealized appreciation/depreciation on short-term investments	(20,363)	(5,217)	(17,232)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	6,701,406	(6,701,406)	—
Payable for variation margin on open futures contracts	1,187,213	(7,717,674)	2,658,144
Sponsor’s fees payable	211,342	(95,301)	(213,212)
Due to brokers	—	(323,566)	323,566
Brokerage commissions and fees payable	10,977	—	—
Net cash provided by (used in) operating activities	(258,661,284)	(185,028,654)	4,422,903

Cash Flows from Financing Activities
Contributions for Shares issued	401,401,707	242,091,529	345,486,695
Distributions for Shares redeemed	(115,203,234)	(61,332,805)	(348,989,010)
Net cash provided by (used in) financing activities	286,198,473	180,758,724	(3,502,315)
Net increase (decrease) in cash and cash equivalents	27,537,189	(4,269,930)	920,588

Cash and Cash Equivalents
Beginning of year	7,739,749	12,009,679	11,089,091
End of year	$35,276,938	$7,739,749	$12,009,679

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2016 and 2015

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.31% due 01/05/17	$20,000,000	$19,999,600
0.37% - 0.49% due 01/12/17	362,000,000	361,963,800
0.35% due 01/19/17	99,000,000	98,981,784
0.43% due 02/09/17	210,000,000	209,903,400
0.50% due 03/09/17	247,800,000	247,585,405
0.52% due 03/23/17	50,000,000	49,945,150
0.56% due 03/30/17	14,000,000	13,983,312
Total United States Treasury bills (Cost: $1,002,319,639)		1,002,362,451

Total Investments – 96.77%		1,002,362,451
Other Assets, Less Liabilities – 3.23%		33,437,114
Net Assets – 100.00%		$1,035,799,565

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
44,299	March 2017	$1,033,415,932	$(2,826,261)

December 31, 2015

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.00%(c) - 0.08% due 01/07/16	$188,000,000	$187,999,248
0.00%(c) - 0.13% due 01/14/16	144,000,000	143,995,536
0.20% due 01/21/16	53,000,000	52,997,456
0.02% due 01/28/16	100,000,000	99,991,300
0.11% - 0.12% due 02/04/16	30,000,000	29,997,390
0.22% due 03/03/16	18,000,000	17,996,832
0.23% due 03/24/16	30,000,000	29,988,180
0.26% due 03/31/16	89,000,000	88,962,442
Total United States Treasury bills (Cost: $651,905,935)		651,928,384

Total Investments – 97.90%		651,928,384
Other Assets, Less Liabilities – 2.10%		14,010,863
Net Assets – 100.00%		$665,939,247

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.
(c)	Rounds to less than 0.01%.

As of December 31, 2015, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
31,462	March 2016	$662,945,241	$(15,155,741)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2016

1 - Organization

The iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that was organized under the laws of the State of Delaware on July 7, 2006 and commenced operations on July 10, 2006. iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). The sole member and manager of the Sponsor is BlackRock Asset Management International Inc., a Delaware corporation. BlackRock Institutional Trust Company, N.A. is the trustee of the Trust (the “Trustee”). The Trust is governed by the Third Amended and Restated Trust Agreement, dated as of December 31, 2013 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

The Trust holds long positions in exchange-traded index futures contracts of various expirations (“Index Futures”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the S&P GSCI™ Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc. (“BlackRock”). BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, serves as the commodity trading advisor of the Trust and is registered with the CFTC.

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

Certain statements, comparative figures and captions in the financial statements for the prior year have been changed to conform to the current financial statement presentation.

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

As of December 31, 2016 and December 31, 2015, the Trust had short-term investments held at brokers of $93,436,000 and $66,250,236, respectively, which were posted as margin for the Trust’s Index Futures positions.

E.	Securities Transactions and Income Recognition

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

The Sponsor has reviewed the tax positions as of December 31, 2016, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). Individual investors that are not Authorized Participants cannot purchase or redeem Shares in direct transactions with the Trust. The Trust transacts only with registered broker-dealers that have entered into a contractual arrangement with the Trust (the “Authorized Participants”) and the Sponsor governing, among other matters, the creation and redemption of Shares. Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time before 2:40 p.m. (New York time) on any business day in one or more blocks of 50,000 Shares. Redemptions of Shares in exchange for baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
Net asset value per Share, beginning of year	$14.21	$21.36	$32.17

Net investment loss(a)	(0.09)	(0.15)	(0.24)
Net realized and unrealized gain (loss)(b)	1.50	(7.00)	(10.57)
Net increase (decrease) in net assets from operations	1.41	(7.15)	(10.81)
Net asset value per Share, end of year	$15.62	$14.21	$21.36

Total return, at net asset value(c)	9.92%	(33.47)%	(33.60)%

Ratio to average net assets:
Net investment loss	(0.60)%	(0.81)%	(0.77)%
Expenses	0.87%	0.84%	0.82%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the period.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2016 and the year ended December 31, 2015, the average month-end notional amounts of open Index Futures were $843,393,799 and $779,250,970, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2016 and December 31, 2015:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,187,213

December 31, 2015
Commodity contracts	Receivable for variation margin on open futures contracts	$6,701,406	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2016, 2015 and 2014:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$76,363,644	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	12,329,480

December 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(350,981,959)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	54,212,955

December 31, 2014
Commodity contracts	Net realized gain (loss) from futures contracts	$(377,372,879)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	5,939,141

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2016 and 2015:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Futures contracts(a)	$(2,826,261)	$—	$—	$(2,826,261)
U.S. Treasury bills	—	1,002,362,451	—	1,002,362,451

December 31, 2015
Futures contracts(a)	$(15,155,741)	$—	$—	$(15,155,741)
U.S. Treasury bills	—	651,928,384	—	651,928,384

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

11 - Recent Accounting Standard

In November 2016, the FASB issued Accounting Standards Update, Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to include the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the beginning and ending cash balances in the statement of cash flows. The guidance will be applied retrospectively and is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Management is evaluating the impact, if any, of this guidance on the Trust’s presentation in the statement of cash flows.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 24, 2017

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 24, 2017

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 24, 2017

/s/ Peter Landini

Peter F. Landini

Director

Date:	February 24, 2017

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 24, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.