Form 10-Q
period 2017-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2017-05-05
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2017 and December 31, 2016

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$36,428,118	$35,276,938
Short-term investments(a)	929,924,281	908,926,451
Short-term investments held at brokers (restricted)(b)	97,120,475	93,436,000
Receivable for variation margin on open futures contracts (Note 9)	3,633,412	—
Total Assets	1,067,106,286	1,037,639,389

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	1,187,213
Sponsor’s fees payable	679,202	641,634
Brokerage commissions and fees payable	12,479	10,977
Total Liabilities	691,681	1,839,824

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,066,414,605	$1,035,799,565

Shares issued and outstanding(c)	72,000,000	66,300,000
Net asset value per Share (Note 2G)	$14.81	$15.62

(a)	Cost of short-term investments: $929,885,097 and $908,884,263, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $97,123,486 and $93,435,376, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016
Investment Income
Interest	$1,386,804	$344,928
Total investment income	1,386,804	344,928

Expenses
Sponsor’s fees	1,987,888	1,276,828
Brokerage commissions and fees	328,136	203,000
Total expenses	2,316,024	1,479,828
Net investment loss	(929,220)	(1,134,900)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,073	10,747
Futures contracts	(36,127,796)	(29,625,576)
Net realized loss	(36,126,723)	(29,614,829)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(6,638)	111,879
Futures contracts	(21,151,385)	11,493,128
Net change in unrealized appreciation/depreciation	(21,158,023)	11,605,007
Net realized and unrealized loss	(57,284,746)	(18,009,822)

Net decrease in net assets resulting from operations	$(58,213,966)	$(19,144,722)

Net decrease in net assets per Share	$(0.82)	$(0.37)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2017 and the year ended December 2016

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Net Assets, Beginning of Period	$1,035,799,565	$665,939,247

Operations:
Net investment loss	(929,220)	(5,101,798)
Net realized gain (loss)	(36,126,723)	76,413,800
Net change in unrealized appreciation/depreciation	(21,158,023)	12,349,843
Net increase (decrease) in net assets resulting from operations	(58,213,966)	83,661,845

Capital Share Transactions:
Contributions for Shares issued	96,749,269	401,401,707
Distributions for Shares redeemed	(7,920,263)	(115,203,234)
Net increase in net assets from capital share transactions	88,829,006	286,198,473

Increase in net assets	30,615,040	369,860,318

Net Assets, End of Period	$1,066,414,605	$1,035,799,565

Shares issued and redeemed
Shares issued	6,250,000	27,700,000
Shares redeemed	(550,000)	(8,250,000)
Net increase in Shares issued and outstanding	5,700,000	19,450,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(58,213,966)	$(19,144,722)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,421,098,226)	(1,175,102,701)
Sales/maturities of short-term investments	1,397,796,769	1,077,644,957
Accretion of discount	(1,386,413)	(344,928)
Net realized gain (loss) on short-term investments	(1,073)	(10,747)
Net change in unrealized appreciation/depreciation on short-term investments	6,638	(111,879)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(3,633,412)	6,701,406
Payable for variation margin on open futures contracts	(1,187,213)	1,682,234
Sponsor’s fees payable	37,568	46,402
Brokerage commissions and fees payable	1,502	—
Net cash provided by (used in) operating activities	(87,677,826)	(108,639,978)

Cash Flows from Financing Activities
Contributions for Shares issued	96,749,269	135,162,444
Distributions for Shares redeemed	(7,920,263)	(33,314,611)
Net cash provided by (used in) financing activities	88,829,006	101,847,833
Net increase (decrease) in cash and cash equivalents	1,151,180	(6,792,145)

Cash and Cash Equivalents
Beginning of period	35,276,938	7,739,749
End of period	$36,428,118	$947,604

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2017 and December 31, 2016

March 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.54% due 4/06/17	$20,000,000	$19,998,980
0.52% due 4/13/17	362,000,000	361,927,238
0.54% – 0.76% due 4/20/17	174,000,000	173,940,144
0.76% due 6/08/17	457,800,000	457,203,944
0.79% due 6/29/17	14,000,000	13,974,450
Total U.S. Treasury bills (Cost: $1,027,008,583)		1,027,044,756

Total Investments – 96.31%		1,027,044,756
Other Assets, Less Liabilities – 3.69%		39,369,849
Net Assets – 100.00%		$1,066,414,605

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
48,061	June 2017	$1,064,032,091	$(23,977,646)

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.31% due 1/05/17	$20,000,000	$19,999,600
0.37% – 0.49% due 1/12/17	362,000,000	361,963,800
0.35% due 1/19/17	99,000,000	98,981,784
0.43% due 2/09/17	210,000,000	209,903,400
0.50% due 3/09/17	247,800,000	247,585,405
0.52% due 3/23/17	50,000,000	49,945,150
0.56% due 3/30/17	14,000,000	13,983,312
Total U.S. Treasury bills (Cost: $1,002,319,639)		1,002,362,451

Total Investments – 96.77%		1,002,362,451
Other Assets, Less Liabilities – 3.23%		33,437,114
Net Assets – 100.00%		$1,035,799,565

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
44,299	March 2017	$1,033,415,932	$(2,826,261)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2017

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

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

As of March 31, 2017 and December 31, 2016, the Trust had short-term investments held at brokers of $97,120,475 and $93,436,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

3 - Offering of the Shares

Shares are issued and redeemed continuously in one or more blocks of 50,000 Shares (the “Baskets”) in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash). Only registered broker-dealers who have entered into an authorized participant agreement with the Trust (each, an “Authorized Participant”) may purchase or redeem Baskets. Individual investors that are not Authorized Participants cannot purchase or redeem Shares in direct transactions with the Trust. Authorized Participants may redeem their Shares (as well as Shares on behalf of other investors) at any time before 2:40 p.m. (New York time) on any business day in one or more Baskets. Redemptions of Shares in exchange for baskets of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets in lieu of cash) are treated as sales for financial statement purposes.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net asset value per Share, beginning of period	$15.62	$14.21

Net investment loss(a)	(0.01)	(0.02)
Net realized and unrealized loss(b)	(0.80)	(0.42)
Net decrease in net assets from operations	(0.81)	(0.44)
Net asset value per Share, end of period	$14.81	$13.77

Total return, at net asset value(c)(d)	(5.19)%	(3.10)%

Ratio to average net assets:
Net investment loss(e)	(0.35)%	(0.67)%
Expenses(e)	0.87%	0.87%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $1,064,132,108 and $843,393,799, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2017 and December 31, 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$3,633,412	Payable for variation margin on open futures contracts	$—

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,187,213

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2017 and 2016:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(36,127,796)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(21,151,385)

Three Months Ended March 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(29,625,576)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	11,493,128

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Futures contracts(a)	$(23,977,646)	$—	$—	$(23,977,646)
U.S. Treasury bills	—	1,027,044,756	—	1,027,044,756

December 31, 2016
Futures contracts(a)	$(2,826,261)	$—	$—	$(2,826,261)
U.S. Treasury bills	—	1,002,362,451	—	1,002,362,451

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. None of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only institutions that enter into an agreement with the Trust to become “Authorized Participants” may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share (“NAV”) of the Shares being purchased or redeemed. Owners of beneficial interests in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the symbol GSG.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s announced CME settlement prices for the Index Futures held by the Trust. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced CME settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced CME settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day by the CME shortly after the close of trading for such Index Futures contract, which is generally 2:40 p.m. (New York time).

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

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to the NAV that may result from creation and redemption activity are not reflected in the NAV calculations for purposes of the Trust’s operations until the Business Day following the Business Day on which they occur, but are reflected in the Trust’s financial statements as of such first Business Day. Creation and redemption orders received after 2:40 p.m. (New York time) are not deemed to be received, and the related creation or redemption will not be deemed to occur, until the following Business Day. Subject to the approval of the Trustee, Baskets may be created solely for cash, but the related creation orders will be deemed received as of the following Business Day unless received by 10:00 a.m. (New York time). Orders are expected to settle by 11:00 a.m. (New York time) on the Business Day following the Business Day on which such orders are deemed to be received.

Results of Operations

The Quarter Ended March 31, 2017

The Trust’s net asset value increased from $1,035,799,565 at December 31, 2016 to $1,066,414,605 at March 31, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 66,300,000 Shares at December 31, 2016 to 72,000,000 Shares at March 31, 2017, a consequence of 6,250,000 Shares (125 Baskets) being created and 550,000 Shares (11 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 5.19% decline in the Trust’s NAV from $15.62 at December 31, 2016 to $14.81 at March 31, 2017 is directly related to the 5.10% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2017 was $58,213,966 resulting from a net investment loss of $929,220 and a net realized and unrealized loss of $57,284,746. For the quarter ended March 31, 2017, the Trust had a net realized and unrealized loss of $5,565 on short-term investments and a net realized and unrealized loss of $57,279,181 on futures contracts. Other than the Sponsor’s fees of $1,987,888 and brokerage commissions and fees of $328,136, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman, Sachs & Co. or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2017, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	48,061
Expiration date:	June 2017
Weighted-average price per contract:	$226.38
Notional amount (fair value):	$1,064,032,091

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2017, which was $221.39 per contract, and the $100 multiplier applicable under the contract terms.

The Trust has non-trading market risk as a result of investing in short-term U.S. Treasury bills and such market risk is expected to be immaterial.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 550,000 Shares 11 (Baskets) were redeemed during the quarter ended March 31, 2017.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/17 to 01/31/17	—	$—
02/01/17 to 02/28/17	—	—
03/01/17 to 03/31/17	550,000	14.40
Total	550,000	$14.40

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) filed with Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 filed with registrant’s Current Report on Form 8‑K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 filed with registrant’s Registration Statement No. 333‑126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 filed with registrant’s Current Report on Form 8‑K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 filed with registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 5, 2017

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 5, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.