Form 10-Q
period 2017-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2017-08-08
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

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

Statements of Assets and Liabilities (Unaudited)

At June 30, 2017 and December 31, 2016

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$53,167,384	$35,276,938
Short-term investments(a)	962,877,185	908,926,451
Short-term investments held at brokers (restricted)(b)	38,982,812	93,436,000
Receivable for capital Shares sold	9,771,216	—
Receivable for variation margin on open futures contracts (Note 9)	21,815,333	—
Total Assets	1,086,613,930	1,037,639,389

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	1,187,213
Sponsor’s fees payable	613,020	641,634
Brokerage commissions and fees payable	5,251	10,977
Total Liabilities	618,271	1,839,824

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,085,995,659	$1,035,799,565

Shares issued and outstanding(c)	77,800,000	66,300,000
Net asset value per Share (Note 2G)	$13.96	$15.62

(a)	Cost of short-term investments: $962,816,996 and $908,884,263, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $38,980,083 and $93,435,376, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2017 and 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investment Income
Interest	$1,908,967	$547,689	$3,295,771	$892,617
Total investment income	1,908,967	547,689	3,295,771	892,617

Expenses
Sponsor’s fees	1,905,690	1,617,692	3,893,578	2,894,520
Brokerage commissions and fees	311,842	260,009	639,978	463,009
Total expenses	2,217,532	1,877,701	4,533,556	3,357,529
Net investment loss	(308,565)	(1,330,012)	(1,237,785)	(2,464,912)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	3,899	38,773	4,972	49,520
Futures contracts	(90,226,772)	129,144,703	(126,354,568)	99,519,127
Net realized gain (loss)	(90,222,873)	129,183,476	(126,349,596)	99,568,647
Net change in unrealized appreciation/depreciation on:
Short-term investments	26,744	(73,872)	20,106	38,007
Futures contracts	34,319,883	(28,869,778)	13,168,498	(17,376,650)
Net change in unrealized appreciation/depreciation	34,346,627	(28,943,650)	13,188,604	(17,338,643)
Net realized and unrealized gain (loss)	(55,876,246)	100,239,826	(113,160,992)	82,230,004

Net increase (decrease) in net assets resulting from operations	$(56,184,811)	$98,909,814	$(114,398,777)	$79,765,092

Net increase (decrease) in net assets per Share	$(0.79)	$1.71	$(1.61)	$1.46

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2017 and the year ended December 31, 2016

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Net Assets, Beginning of Period	$1,035,799,565	$665,939,247

Operations:
Net investment loss	(1,237,785)	(5,101,798)
Net realized gain (loss)	(126,349,596)	76,413,800
Net change in unrealized appreciation/depreciation	13,188,604	12,349,843
Net increase (decrease) in net assets resulting from operations	(114,398,777)	83,661,845

Capital Share Transactions:
Contributions for Shares issued	225,247,603	401,401,707
Distributions for Shares redeemed	(60,652,732)	(115,203,234)
Net increase in net assets from capital share transactions	164,594,871	286,198,473

Increase in net assets	50,196,094	369,860,318

Net Assets, End of Period	$1,085,995,659	$1,035,799,565

Shares issued and redeemed
Shares issued	15,650,000	27,700,000
Shares redeemed	(4,150,000)	(8,250,000)
Net increase in Shares issued and outstanding	11,500,000	19,450,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(114,398,777)	$79,765,092
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,976,796,318)	(2,349,911,736)
Sales/maturities of short-term investments	2,980,618,506	2,125,639,886
Accretion of discount	(3,294,656)	(892,459)
Net realized gain (loss) on short-term investments	(4,972)	(49,520)
Net change in unrealized appreciation/depreciation on short-term investments	(20,106)	(38,007)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(21,815,333)	6,701,406
Payable for variation margin on open futures contracts	(1,187,213)	12,484,505
Sponsor’s fees payable	(28,614)	144,645
Brokerage commissions and fees payable	(5,726)	9,999
Net cash provided by (used in) operating activities	(136,933,209)	(126,146,189)

Cash Flows from Financing Activities
Contributions for Shares issued	215,476,387	218,802,467
Distributions for Shares redeemed	(60,652,732)	(37,446,951)
Net cash provided by (used in) financing activities	154,823,655	181,355,516
Net increase (decrease) in cash and cash equivalents	17,890,446	55,209,327

Cash and Cash Equivalents
Beginning of period	35,276,938	7,739,749
End of period	$53,167,384	$62,949,076

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2017 and December 31, 2016

June 30, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.78% – 0.79% due 7/06/17	$265,000,000	$264,983,305
0.84% due 7/13/17	531,100,000	530,985,814
0.82% due 7/20/17	20,000,000	19,992,620
0.88% – 0.90% due 7/27/17	186,000,000	185,898,258
Total U.S. Treasury bills (Cost: $1,001,797,079)		1,001,859,997

Total Investments – 92.25%		1,001,859,997
Other Assets, Less Liabilities – 7.75%		84,135,662
Net Assets – 100.00%		$1,085,995,659

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
51,889	September 2017	$1,083,229,575	$10,342,237

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.31% due 1/05/17	$20,000,000	$19,999,600
0.37% – 0.49% due 1/12/17	362,000,000	361,963,800
0.35% due 1/19/17	99,000,000	98,981,784
0.43% due 2/09/17	210,000,000	209,903,400
0.50% due 3/09/17	247,800,000	247,585,405
0.52% due 3/23/17	50,000,000	49,945,150
0.56% due 3/30/17	14,000,000	13,983,312
Total U.S. Treasury bills (Cost: $1,002,319,639)		1,002,362,451

Total Investments – 96.77%		1,002,362,451
Other Assets, Less Liabilities – 3.23%		33,437,114
Net Assets – 100.00%		$1,035,799,565

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures position as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
44,299	March 2017	$1,033,415,932	$(2,826,261)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2017

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

As of June 30, 2017 and December 31, 2016, the Trust had short-term investments held at brokers of $38,982,812 and $93,436,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017		2016	2017	2016
Net asset value per Share, beginning of period	$14.81		$13.77	$15.62	$14.21

Net investment loss(a)	(0.00	)(b)	(0.02)	(0.02)	(0.05)
Net realized and unrealized gain (loss)(c)	(0.85)		1.77	(1.64)	1.36
Net increase (decrease) in net assets from operations	(0.85)		1.75	(1.66)	1.31
Net asset value per Share, end of period	$13.96		$15.52	$13.96	$15.52

Total return, at net asset value(d)(e)	(5.74)%		12.71%	(10.63)%	9.22%

Ratio to average net assets:
Net investment loss(f)	(0.12)%		(0.62)%	(0.24)%	(0.64)%
Expenses(f)	0.87%		0.87%	0.87%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)	Rounds to less than $0.01.
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(d)	Based on the change in net asset value of a Share during the period.
(e)	Percentage is not annualized.
(f)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI‑ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $1,050,067,378 and $843,393,799, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2017 and December 31, 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$21,815,333	Payable for variation margin on open futures contracts	$—

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,187,213

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2017 and 2016:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(90,226,772)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	34,319,883

Three Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$129,144,703	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(28,869,778)

Six Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(126,354,568)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	13,168,498

Six Months Ended June 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$99,519,127	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(17,376,650)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
June 30, 2017
Futures contracts(a)	$10,342,237	$—	$—	$10,342,237
U.S. Treasury bills	—	1,001,859,997	—	1,001,859,997

December 31, 2016
Futures contracts(a)	$(2,826,261)	$—	$—	$(2,826,261)
U.S. Treasury bills	—	1,002,362,451	—	1,002,362,451

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2017

The Trust’s net asset value increased from $1,066,414,605 at March 31, 2017 to $1,085,995,659 at June 30, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 72,000,000 Shares at March 31, 2017 to 77,800,000 Shares at June 30, 2017, a consequence of 9,400,000 Shares (188 Baskets) being created and 3,600,000 Shares (72 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 5.74% decrease in the Trust’s NAV from $14.81 at March 31, 2017 to $13.96 at June 30, 2017 is directly related to the 5.71% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2017 was $56,184,811, resulting from a net investment loss of $308,565 and a net realized and unrealized loss of $55,876,246. For the quarter ended June 30, 2017, the Trust had a net realized and unrealized gain of $30,643 on short-term investments and a net realized and unrealized loss of $55,906,889 on futures contracts. Other than the Sponsor’s fees of $1,905,690 and brokerage commissions and fees of $311,842, the Trust had no expenses during the quarter.

The Six Months Ended June 30, 2017

The Trust’s net asset value increased from $1,035,799,565 at December 31, 2016 to $1,085,995,659 at June 30, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 66,300,000 Shares at December 31, 2016 to 77,800,000 Shares at June 30, 2017, a consequence of 15,650,000 Shares (313 Baskets) being created and 4,150,000 Shares (83 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 10.63% decrease in the Trust’s NAV from $15.62 at December 31, 2016 to $13.96 at June 30, 2017 is directly related to the 10.51% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the six months ended June 30, 2017 was $114,398,777, resulting from a net investment loss of $1,237,785 and a net realized and unrealized loss of $113,160,992. For the six months ended June 30, 2017, the Trust had a net realized and unrealized gain of $25,078 on short-term investments and a net realized and unrealized loss of $113,186,070 on futures contracts. Other than the Sponsor’s fees of $3,893,578 and brokerage commissions and fees of $639,978, the Trust had no expenses during the six months.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2017, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	51,889
Expiration date:	September 2017
Weighted-average price per contract:	$206.77
Notional amount (fair value):	$1,083,229,575

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2017, which was $208.76 per contract, and the $100 multiplier applicable under the contract terms.

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

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI‑ER, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Futures market and activities of other market participants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 3,600,000 Shares 72 (Baskets) were redeemed during the quarter ended June 30, 2017.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/17 to 04/30/17	2,100,000	$14.93
05/01/17 to 05/31/17	950,000	14.65
06/01/17 to 06/30/17	550,000	13.57
Total	3,600,000	$14.63

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.