Form 10-Q
period 2017-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2017-11-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

(Address of principal executive offices)(Zip Code)

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
Statements of Assets and Liabilities (Unaudited)
At September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$26,078,056	$35,276,938
Short-term investments(a)	1,145,554,330	908,926,451
Short-term investments held at brokers (restricted)(b)	46,904,887	93,436,000
Total Assets	1,218,537,273	1,037,639,389

Liabilities
Payable for variation margin on open futures contracts (Note 9)	3,684,594	1,187,213
Sponsor’s fees payable	737,891	641,634
Brokerage commissions and fees payable	5,537	10,977
Total Liabilities	4,428,022	1,839,824

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,214,109,251	$1,035,799,565

Shares issued and outstanding(c)	81,400,000	66,300,000
Net asset value per Share (Note 2G)	$14.92	$15.62

(a)	Cost of short-term investments: $1,145,409,845 and $908,884,263, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $46,897,906 and $93,435,376, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust
Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2017 and 2016

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Investment Income
Interest	$2,840,242	$609,785	$6,136,013	$1,502,402
Total investment income	2,840,242	609,785	6,136,013	1,502,402

Expenses
Sponsor’s fees	2,193,713	1,679,023	6,087,291	4,573,543
Brokerage commissions and fees	342,582	274,670	982,560	737,679
Total expenses	2,536,295	1,953,693	7,069,851	5,311,222
Net investment income (loss)	303,947	(1,343,908)	(933,838)	(3,808,820)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(3,035)	1,695	1,937	51,215
Futures contracts	59,051,109	(110,030,894)	(67,303,459)	(10,511,767)
Net realized gain (loss)	59,048,074	(110,029,199)	(67,301,522)	(10,460,552)
Net change in unrealized appreciation/depreciation on:
Short-term investments	88,547	68,028	108,653	106,035
Futures contracts	18,652,534	62,344,986	31,821,032	44,968,336
Net change in unrealized appreciation/depreciation	18,741,081	62,413,014	31,929,685	45,074,371
Net realized and unrealized gain (loss)	77,789,155	(47,616,185)	(35,371,837)	34,613,819

Net increase (decrease) in net assets resulting from operations	$78,093,102	$(48,960,093)	$(36,305,675)	$30,804,999

Net increase (decrease) in net assets per Share	$0.96	$(0.80)	$(0.49)	$0.54

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust
Statements of Changes in Net Assets (Unaudited)
For the nine months ended September 30, 2017 and the year ended December 31, 2016

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Net Assets, Beginning of Period	$1,035,799,565	$665,939,247

Operations:
Net investment loss	(933,838)	(5,101,798)
Net realized gain (loss)	(67,301,522)	76,413,800
Net change in unrealized appreciation/depreciation	31,929,685	12,349,843
Net increase (decrease) in net assets resulting from operations	(36,305,675)	83,661,845

Capital Share Transactions:
Contributions for Shares issued	284,714,666	401,401,707
Distributions for Shares redeemed	(70,099,305)	(115,203,234)
Net increase in net assets from capital share transactions	214,615,361	286,198,473

Increase in net assets	178,309,686	369,860,318

Net Assets, End of Period	$1,214,109,251	$1,035,799,565

Shares issued and redeemed
Shares issued	19,900,000	27,700,000
Shares redeemed	(4,800,000)	(8,250,000)
Net increase in Shares issued and outstanding	15,100,000	19,450,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(36,305,675)	$30,804,999
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,468,024,515)	(3,765,645,756)
Sales/maturities of short-term investments	5,284,169,226	3,579,432,663
Accretion of discount	(6,130,887)	(1,502,244)
Net realized (gain) loss on short-term investments	(1,937)	(51,215)
Net change in unrealized appreciation/depreciation on short-term investments	(108,653)	(106,035)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	—	4,100,033
Payable for variation margin on open futures contracts	2,497,381	—
Sponsor’s fees payable	96,257	100,030
Brokerage commissions and fees payable	(5,440)	10,064
Net cash provided by (used in) operating activities	(223,814,243)	(152,857,461)

Cash Flows from Financing Activities
Contributions for Shares issued	284,714,666	311,607,072
Distributions for Shares redeemed	(70,099,305)	(115,203,234)
Net cash provided by (used in) financing activities	214,615,361	196,403,838
Net increase (decrease) in cash and cash equivalents	(9,198,882)	43,546,377

Cash and Cash Equivalents
Beginning of period	35,276,938	7,739,749
End of period	$26,078,056	$51,286,126

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2017 and December 31, 2016

September 30, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.91% due 10/05/17	$8,000,000	$7,999,516
0.97% due 10/19/17	15,000,000	14,993,492
0.97% due 10/26/17	30,000,000	29,981,275
0.96% – 1.09% due 11/02/17	415,000,000	414,657,057
1.06% due 11/09/17	459,700,000	459,234,319
1.02% due 11/24/17	216,000,000	215,683,849
1.04% due 12/07/17	50,000,000	49,909,709
Total U.S. Treasury bills (Cost: $1,192,307,751)		1,192,459,217

Total Investments – 98.22%		1,192,459,217
Other Assets, Less Liabilities – 1.78%		21,650,034
Net Assets – 100.00%		$1,214,109,251

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
54,265	December 2017	$1,210,619,591	$28,994,771

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.31% due 1/05/17	$20,000,000	$19,999,600
0.37% – 0.49% due 1/12/17	362,000,000	361,963,800
0.35% due 1/19/17	99,000,000	98,981,784
0.43% due 2/09/17	210,000,000	209,903,400
0.50% due 3/09/17	247,800,000	247,585,405
0.52% due 3/23/17	50,000,000	49,945,150
0.56% due 3/30/17	14,000,000	13,983,312
Total U.S. Treasury bills (Cost: $1,002,319,639)		1,002,362,451

Total Investments – 96.77%		1,002,362,451
Other Assets, Less Liabilities – 3.23%		33,437,114
Net Assets – 100.00%		$1,035,799,565

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
44,299	March 2017	$1,033,415,932	$(2,826,261)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2017

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2016, as filed with the SEC on February 24, 2017.

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

As of September 30, 2017 and December 31, 2016, the Trust had short-term investments held at brokers of $46,904,887 and $93,436,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of September 30, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the Shares that remain outstanding. As of September 30, 2017, there was one affiliated account that individually represented 10% or more ownership of the Trust’s total Shares outstanding, which represented approximately 10% ownership of the Trust’s total Shares outstanding and approximately 10% of the net assets of the Trust, in each case, as of such date.

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

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates, subsidiaries and agents shall be indemnified by the Trust and held harmless against any liability, claim or expense incurred by any such person that arises out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement, absent of such person’s negligence, bad faith, willful misconduct or reckless disregard of such person’s duties and obligations.

The Investment Advisory Agreement between the Trust and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment (including the reasonable fees and expenses of counsel) incurred by any such person that arises out of or in connection with the performance of its obligations under the Investment Advisory Agreement or any actions taken in accordance with the provisions of the Investment Advisory Agreement, absent of such person’s negligence, bad faith, willful misconduct or reckless disregard of such person’s duties and obligations.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net asset value per Share, beginning of period	$13.96	$15.52	$15.62	$14.21

Net investment income (loss)(a)	0.00 (b)	(0.02)	(0.01)	(0.07)
Net realized and unrealized gain (loss)(c)	0.96	(0.70)	(0.69)	0.66
Net increase (decrease) in net assets from operations	0.96	(0.72)	(0.70)	0.59
Net asset value per Share, end of period	$14.92	$14.80	$14.92	$14.80

Total return, at net asset value(d)(e)	6.88%	(4.64)%	(4.48)%	4.15%

Ratio to average net assets:
Net investment income (loss)(f)	0.10%	(0.60)%	(0.11)%	(0.62)%
Expenses(f)	0.87%	0.87%	0.87%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)	Rounds to less than $0.01.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $1,090,994,495 and $843,393,799, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2017 and December 31, 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$3,684,594

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,187,213

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine months ended September 30, 2017 and 2016:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$59,051,109	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	18,652,534

Three Months Ended September 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(110,030,894)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	62,344,986

Nine Months Ended September 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(67,303,459)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	31,821,032

Nine Months Ended September 30, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$(10,511,767)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	44,968,336

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
September 30, 2017
Futures contracts(a)	$28,994,771	$—	$—	$28,994,771
U.S. Treasury bills	—	1,192,459,217	—	1,192,459,217

December 31, 2016
Futures contracts(a)	$(2,826,261)	$—	$—	$(2,826,261)
U.S. Treasury bills	—	1,002,362,451	—	1,002,362,451

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Shares of the Trust trade on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol GSG.

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

Results of Operations

The Quarter Ended September 30, 2017

The Trust’s net asset value increased from $1,085,995,659 at June 30, 2017 to $1,214,109,251 at September 30, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 77,800,000 Shares at June 30, 2017 to 81,400,000 Shares at September 30, 2017, a consequence of 4,250,000 Shares (85 Baskets) being created and 650,000 Shares (13 Baskets) being redeemed during the quarter.

The 6.88% increase in the Trust’s NAV from $13.96 at June 30, 2017 to $14.92 at September 30, 2017 is directly related to the 6.86% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income.

Net increase in net assets resulting from operations for the quarter ended September 30, 2017 was $78,093,102, resulting from net investment income of $303,947 and a net realized and unrealized gain of $77,789,155. For the quarter ended September 30, 2017, the Trust had a net realized and unrealized gain of $85,512 on short-term investments and a net realized and unrealized gain of $77,703,643 on futures contracts. Other than the Sponsor’s fees of $2,193,713 and brokerage commissions and fees of $342,582, the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2017

The Trust’s net asset value increased from $1,035,799,565 at December 31, 2016 to $1,214,109,251 at September 30, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 66,300,000 Shares at December 31, 2016 to 81,400,000 Shares at September 30, 2017, a consequence of 19,900,000 Shares (398 Baskets) being created and 4,800,000 Shares (96 Baskets) being redeemed during the period. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 4.48% decrease in the Trust’s NAV from $15.62 at December 31, 2016 to $14.92 at September 30, 2017 is directly related to the 4.37% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the nine months ended September 30, 2017 was $36,305,675, resulting from a net investment loss of $933,838 and a net realized and unrealized loss of $35,371,837. For the nine months ended September 30, 2017, the Trust had a net realized and unrealized gain of $110,590 on short-term investments and a net realized and unrealized loss of $35,482,427 on futures contracts. Other than the Sponsor’s fees of $6,087,291 and brokerage commissions and fees of $982,560, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2017, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	54,265
Expiration date:	December 2017
Weighted-average price per contract:	$217.75
Notional amount (fair value):	$1,210,619,591

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2017, which was $223.09 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, except for the following:

(1) The risk factor entitled “Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.” is modified to read as follows:

Many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional “index funds,” on regulated futures markets and in the over-the-counter or “OTC” derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that is applicable to certain agricultural commodity futures (and options thereon), as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps while significantly narrowing the bona fide hedging exemptions to a narrower category of commercial market participants and physical hedging strategies.

Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in December 2016 (modifying an original November 2013 proposal), referred to in this report as the “Proposed Position Limits Rules,” that would impose new federal position limits on futures and options on certain energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “referenced contracts”). Also in December 2016, the CFTC adopted final position aggregation requirements.

The Proposed Position Limits Rules would include as referenced contracts a number of the futures contracts included in the S&P GSCI-ER, and as of the date of this report such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold in the referenced contracts that underlie the S&P GSCI-ER may be limited, which could reduce the liquidity of such referenced contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares. The risks presented by the Proposed Position Limits Rules also arise with respect to existing federal limits on certain agricultural-commodity futures contracts, which include futures contracts underlying the S&P GSCI-ER.

The Proposed Position Limits Rules would also narrow the existing bona fide hedge exemption for referenced contracts. If adopted as proposed, this narrow definition may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. The public comment period on the Proposed Position Limits Rules closed on February 28, 2017. The CFTC had specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate referenced contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in referenced contracts, on a pro-rata basis, with other positions in referenced contracts held or controlled by such person. CFTC staff has granted relief, until August 12, 2019, from various conditions and requirements in the final aggregation rules, including the "substantially identical trading strategies" aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the "substantially identical trading strategies" aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the referenced contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

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

(2) A new risk factor entitled “Affiliate shareholders with large holdings may choose to conduct a large sale of their Shares, which may have an adverse effect on the Shares” will be included after the risk factor entitled “Shareholders with large holdings may choose to dissolve the Trust and thereby adversely affect your investment in the Shares”:

BlackRock or other accounts managed by the Trustee or an affiliate may purchase and hold Shares of the Trust. These entities reserve the right, subject to compliance with applicable law, to sell Shares into the market or redeem in Baskets some or all of their Shares. A large-scale disposition of Shares could significantly reduce the asset size of the Trust, which would have an adverse effect on your Shares. Historically, such affiliated entities and accounts have owned a substantial portion of the Trust’s total Shares outstanding from time to time, and may own a substantial portion of the Trust’s total Shares outstanding from time to time in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 650,000 Shares (13 Baskets) were redeemed during the quarter ended September 30, 2017.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/1/17 to 07/31/17	–	$–
08/1/17 to 08/31/17	550,000	14.49
09/1/17 to 09/30/17	100,000	14.75
Total	650,000	$14.62

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

4.2	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8‑K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.2	Form of Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333‑126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.7	Form of Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2017

/s/ Jack Gee
Jack Gee
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2017

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.