Form 10-K
period 2017-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2018-02-28
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the shares held by non-affiliates was approximately $480,219,475. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

Cautionary Note Regarding Forward Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for the assets and the Shares), the operations of iShares S&P GSCI Commodity-Indexed Trust (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations referenced in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. Consequently, the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, none of the Sponsor, the Trustee, the Delaware Trustee, the Advisor or their respective affiliates assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required under Item 512 of Regulation S-K or other applicable disclosure laws, none of the Trust, the Sponsor, the Trustee, the Delaware Trustee, the Advisor or their respective affiliates is under any duty to update any forward-looking statements to conform the statements to actual results or to a change in the expectations or predictions of these persons.

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

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only registered brokers-dealers who have entered into an authorized participant agreement with the Trust (each, an “Authorized Participant”) may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share, (“NAV”) of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

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

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Futures positions. The Advisor acts as the commodity trading advisor for the Trust, and is authorized to transact in Index Futures, and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the S&P GSCI™ Total Return Index (the “Index”) or the S&P GSCI-ER or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. As of the date of this report, the Index Futures held by the Trust are listed for trading by the Chicago Mercantile Exchange, Inc. (the “CME”), which is owned and operated by the CME Group, Inc. Subsequent Index Futures held by the Trust may be listed on other futures exchanges (the CME or any such other futures exchange listing Index Futures, the “Exchange”). At any time when Index Futures of more than one expiration are listed on the Exchange, the Sponsor will determine, pursuant to the terms of the trust agreement of the Trust (the “Trust Agreement”), which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains a website at www.ishares.com, through which the Trust’s monthly account statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC website at www.sec.gov.

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

When establishing positions in Index Futures, the Trust is required to deposit initial margin with a value of approximately 3% to 10% of the value of each Index Futures position at the time it is established. These margin requirements are subject to change from time to time by the Exchange or Goldman Sachs & Co. LLC (“Goldman Sachs”), the clearing futures commission merchant (the “Clearing FCM”). Margin requirements established by the Clearing FCM may exceed minimum levels established by the Exchange. On a daily basis, the Trust is obligated to pay, or entitled to receive, variation margin in an amount equal to the change in the daily settlement level of its Index Futures positions. If the daily settlement level causes the value of the Trust’s Index Futures positions to decrease, the Trust is required to post variation margin with the Clearing FCM. Conversely, if the daily settlement level causes the value of the Trust’s Index Futures positions to increase, the Trust’s account with the Clearing FCM receives variation margin in an amount equal to the increase.

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

The Advisor acts as the commodity trading advisor for the Trust. The Advisor, on behalf of the Trust, is authorized to invest all of the Trust’s assets in long positions in Index Futures and in Collateral Assets in order to satisfy applicable margin requirements on those Index Futures positions. Any cash that the Trust accepts in connection with the creation of Shares is used to purchase additional Index Futures or Collateral Assets in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index, before the payment of the Trust’s expenses and liabilities. The Advisor does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI‑ER or the value of the Collateral Assets.

Due to creation or redemption activity or expenses incurred in the Trust, the notional value of Index Futures held may, at times, exceed the aggregate value of the Trust’s assets. In such instances the Advisor may elect, in such a manner as the Advisor determines will enable the Trust to achieve investment results that correspond to the Index before the payment of the Trust’s expenses and liabilities, to dispose of Index Futures to reduce the Trust’s notional exposure to Index Futures or continue to hold Index Futures in a notional amount that exceeds the aggregate value of the Trust’s assets until additional creation or redemption activity or trading aligns the notional value of the Index Futures with the corresponding collateral holdings.

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

Secondary Market Trading

While the Trust anticipates that the price of the Shares will fluctuate in a manner that reflects changes in the Trust’s net asset value over time, at any given time the Shares may trade at, above or below the NAV. The NAV fluctuates primarily with changes in the market value of Index Futures. The NAV may also be affected as a result of fluctuations in the value of Collateral Assets, but this fluctuation is not expected to be significant because the Collateral Assets are expected to consist of cash and U.S. Treasury securities. The trading price of the Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Futures and market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between NYSE Arca, Inc. (“NYSE Arca”), the exchange on which the Shares trade, the Exchanges on which Index Futures trade and the principal commodities markets on which the futures contracts in the S&P GSCI-ER trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (New York time), liquidity in the markets for the Index Futures and the futures contracts underlying the S&P GSCI-ER is expected to be reduced whenever the principal markets for these contracts are closed. As a result, trading spreads, and the resulting premium or discount on the Shares, may widen during these gaps in market trading hours.

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Trust Agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A Business Day is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the Exchange is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s settlement prices for the Index Futures held by the Trust as announced by the applicable Exchange. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day, generally at 2:40 p.m. (New York time), by the CME Group Inc., and its designed contract markets, including the CME, CBOT (Board of Trade of the City of Chicago, Inc.), NYMEX (New York Mercantile Exchange), COMEX and KCBT (the “CME Group”) staff.

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

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to the NAV that may result from creation and redemption activity occurring on any Business Day is not reflected in the NAV until the following Business Day.

The NAV for each Business Day on which NYSE Arca is open for regular trading is expected to be distributed through major market data vendors and published online at www.ishares.com or any successor thereto. The Trust updates the NAV as soon as practicable after each subsequent NAV is calculated.

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees; and

●	legal expenses relating to the Trust of up to $100,000 annually.

The Trust is not expected to have other ordinary recurring administrative, operational or marketing expenses other than brokerage commissions and similar transaction fees, as described below.

In return for paying the expenses described above, the Sponsor receives a fee which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value”), is payable by the Trust monthly in arrears, and is subject to adjustment from time to time (the “Sponsor’s Fee”), except that the Sponsor’s Fee may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment of the Trust Agreement with thirty day’s prior notice to registered holders of the Shares.

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

Upon the transfer of (1) the required consideration of Index Futures in the amounts and of the type specified by the Trustee and cash (or, in the discretion of the Sponsor, other Collateral Assets) in the amounts specified by the Trustee, in each case to the accounts specified by the Trustee, and (2) all transaction fees associated with creations (including but not limited to fees charged by the Exchange and the Clearing FCM) per Basket, the Trustee will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the Authorized Participant. The total transaction fees charged per Basket created may change from time to time.

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs, Goldman Sachs Execution & Clearing L.P., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., SG Americas Securities, LLC and UBS Securities LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

The first Index Futures were commodity excess return futures contracts on the S&P GSCI-ER, or “CERFs,” that were first listed and made available for trading on March 13, 2006. Until October 2010, these CERFs, which expired in March 2011, were the only Index Futures listed. In October 2010, the CME listed a second CERF, scheduled to expire in March 2014. In January 2014, the CME changed the listing cycle of Index Futures to include the nearest four months as contract months at any given point in time. The CME may at any time expand the listing cycle of Index Futures to include additional expiration dates, and may from time to time amend the rules applicable to the Index Futures. On April 8, 2013, the CME amended the rules applicable to the Index Futures then held by the Trust (through the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC, its now-dissolved subsidiary). In connection with these amendments, the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC recognized gain or loss for U.S. federal income tax purposes on each of its Index Futures positions, depending on the price at which each such position was established.

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

Goldman Sachs sold its GSCI family of indices, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P effective May 2007. Prior to their acquisition by S&P, the S&P GSCI™ was known as the Goldman Sachs Commodity Index, the S&P GSCI-ER was known as the GSCI® Excess Return Index and the Index was known as the GSCI® Total Return Index.

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

The Index Committee and Commodity Index Advisory Panel

The Index Sponsor has established an index committee to oversee the daily management and operations of the S&P GSCI™ (the “Index Committee”), and is responsible for all analytical methods and calculation in the indices. The Index Committee is comprised of full-time professional members of S&P’s staff. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities or other matters.

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

●

makes price quotations generally available to its members or participants (and, to the Index Sponsor) in a manner and with a frequency that is sufficient to provide reasonably reliable indications of the level of the relevant market at any given point in time;

●	makes reliable trading volume information available to the Index Sponsor with at least the frequency required by the Index Sponsor to make the monthly determinations;

●	accepts bids and offers from multiple participants or price providers; and

●	is accessible by a sufficiently broad range of participants.

(c)

the Index Sponsor may also exclude a contract if it finds that the time period in which such contract is available for trading is insufficient to support the tradability of the S&P GSCI taken as a whole.

(3)

The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price,” generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, however, the Index Sponsor, may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract. The daily contract reference price may be (but is not required to be) the settlement price or other similar price published by the relevant trading facility for purposes of margining transactions or for other purposes.

(4)

At and after the time a contract is included in the S&P GSCI™, the daily contract reference price for that contract must be published between 10:00 a.m. and 4:00 p.m. (New York time) on each business day relating to that contract by the trading facility on or through which it is traded and must generally be available to all members of, or participants in, that trading facility (and to the Index Sponsor) on the same day from the trading facility or through a recognized third-party data vendor. Such publication must include, at all times, daily contract reference prices for at least one expiration or settlement date that is five months or more from the date the determination is made, as well as for all expiration or settlement dates during that five‑month period.

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

In applying volume data for purposes of calculating the S&P GSCI, the Index Sponsor may make any such adjustments as it believes to be reasonably necessary in order to take into account any unique or unusual factors with respect to the relevant commodity.

The contracts currently included in the S&P GSCI™ are futures contracts traded on the New York Mercantile Exchange, Inc. (“NYM”), ICE Futures U.S. (“ICE‑US”), ICE Futures Europe (“ICE-UK”), the CME, the Chicago Board of Trade (“CBT”), the Kansas City Board of Trade (“KBT”), the COMEX Division of the New York Mercantile Exchange, Inc. (“CMX”) and the London Metal Exchange (“LME”).

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2018, are as follows:

Commodity	Dollar Weights(a)	Ticker(b)	Exchange
Crude Oil	27.02%	CL	NYM / ICE
Brent Crude Oil	18.62	LCO	ICE - UK
Gas Oil	5.08	LGO	ICE - UK
Copper	4.58	MCU	LME
Unleaded Gas	4.58	RB	NYM
Heating Oil	4.23	HO	NYM
Corn	4.18	C	CBT
Gold	3.80	GC	CMX
Live Cattle	3.72	LC	CME
Aluminum	3.64	MAL	LME
Natural Gas	3.16	NG	NYM / ICE
Soybeans	3.12	S	CBT
Chicago Wheat	2.65	W	CBT
Lean Hogs	2.04	LH	CME
Sugar	1.55	SB	ICE - US
Zinc	1.44	MZN	LME
Cotton	1.42	CT	ICE - US
Feeder Cattle	1.13	FC	CME
Kansas Wheat	1.00	KW	KBT
Lead	0.85	MPB	LME
Nickel	0.76	MNI	LME
Coffee	0.73	KC	ICE - US
Silver	0.43	SI	CMX
Cocoa	0.28	CC	ICE - US

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

The quantity of each of the contracts included in the S&P GSCI™ is determined on the basis of a five-year average, referred to as the “world production average,” of the production quantity of the underlying commodity as published by sources determined to be reasonably accurate and reliable. However, if a commodity is primarily a regional commodity, based on its production, use, pricing, transportation or other factors, the Index Sponsor, may calculate the weight of that commodity based on regional, rather than world, production data. At present, natural gas is the only commodity the weights of which are calculated on the basis of regional production data, with the relevant region defined as North America.

The five-year moving average is updated annually for each commodity included in the S&P GSCI™, based on the most recent five-year period for which complete data for all commodities is available. The data is generally reported on a two-year lag. The CPWs used in calculating the S&P GSCI™ are derived from world or regional production averages, as applicable, of the relevant commodities, and are calculated based on the total quantity traded for the relevant contract and the world or regional production average, as applicable, of the underlying commodity. However, if the volume of trading in the relevant contract, as a multiple of the production levels of the commodity, is below specified thresholds, the CPW of the contract is reduced until the threshold is satisfied. This is designed to ensure that trading in each contract is sufficiently liquid relative to the production of the commodity.

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

If a trading facility deletes one or more Contract Expirations, the S&P GSCI™ is calculated during the remainder of the year in which that deletion occurs on the basis of the remaining Contract Expirations designated by the Index Sponsor. If a trading facility ceases trading in all Contract Expirations relating to a particular contract, the Index Sponsor may designate a replacement contract on the commodity. The replacement contract must satisfy the eligibility criteria for inclusion in the S&P GSCI™. To the extent practicable, the replacement is expected to be effected during the next monthly review of the composition of the S&P GSCI™. If that timing is not practicable, the Index Sponsor is expected to determine the date of the replacement based on a number of factors, including the differences between the existing contract and the replacement contract with respect to contractual specifications and Contract Expirations. In addition, in certain circumstances where two consecutive Contract Expirations for a commodity have not been made available for trading on or through the relevant trading facility, the Index Sponsor may determine to take action in response, including deleting the related Contract Expiration or such commodity from the S&P GSCI.

The deletion of a Contract Expiration, designation of a replacement contract, or the elimination of a commodity from the Index because of the absence of a replacement contract, could affect the value of the Index and the S&P GSCI-ER, and the effect of any such changes is uncertain.

Total Dollar Weight of the S&P GSCI™

The total dollar weight of the S&P GSCI™ is the sum of the dollar weights of each of the underlying commodities. The dollar weight of each such commodity on any given day is equal to:

●	the daily contract reference price;

●	multiplied by the appropriate CPW; and

●	during a roll period, the appropriate “roll weights” (discussed below).

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day is used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation is delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 p.m. (New York time), the Index Sponsor may determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant S&P GSCI™ calculation.

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

If on any day during a roll period any of the following conditions exists, the portion of the roll that would have taken place on that day is deferred until the next day on which these conditions do not exist:

●

the contract is not available for trading on that day, the related trading facility is not scheduled to be open for trading for at least three hours, or no daily contract reference price is available for a given Contract Expiration;

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

Because the price of the Shares depends on the value of the Index Futures held by the Trust, the value of the Shares fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. Commodity prices may be volatile. Commodity prices are generally affected by, among other factors, the cost of producing, transporting and storing commodities, changes in consumer or commercial demand for commodities, the hedging and trading strategies of producers and consumers of commodities, speculative trading in commodities by commodity pools and other market participants, disruptions in commodity supply, weather, political and other global events, global economic factors and government intervention in or regulation of the commodity or commodity futures markets. These factors cannot be controlled by the Trust. Accordingly, the price of the Shares could change substantially and in a rapid and unpredictable manner. This exposes you to a potential loss on your investment in the Shares, regardless of the length of time you intend to hold your Shares.

The following events, among others, would generally result in a decline in the price of the Shares:

●

A significant increase in hedging activity by producers of the underlying commodities. Should producers of the commodities underlying the S&P GSCI‑ER increase their hedging of their future production through forward sales or other short positions, this increased selling pressure could depress the price of one or more of the underlying commodities, which could adversely affect the price of the Shares.

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

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate Referenced Contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in Referenced Contracts, on a pro-rata basis, with other positions in Referenced Contracts held or controlled by such person. CFTC staff has granted relief, until August 12, 2019, from various conditions and requirements in the final aggregation rules, including the “substantially identical trading strategies” aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the “substantially identical trading strategies” aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the Referenced Contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

In addition to, or in lieu of, the Proposed Position Limits Rules, the CFTC could propose other rules that may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI‑ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

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

Although Index Futures are based on the S&P GSCI-ER, the value of the Index Futures could be affected by factors that do not directly affect the S&P GSCI‑ER and accordingly, the value of the Index Futures and the level of the S&P GSCI-ER may vary from each other. The activities of market participants in trading Index Futures, or in trading other instruments related to the S&P GSCI-ER, could affect the value of the Index Futures independent of any change in the S&P GSCI‑ER and adversely affect the correlation between the value of the Index Futures and the level of the S&P GSCI-ER.

The prices of the various Index Futures are expected to reflect supply and demand in the market for such Index Futures, which in turn may reflect market expectations at any given time about prospective changes in the level of the S&P GSCI-ER and other market conditions. In this way, trading in the market for an Index Futures contract might cause a divergence between the price of such Index Futures contract and the level of the S&P GSCI-ER. Similarly, actions by the applicable Exchange with respect to Index Futures, such as the imposition of trading or price limits, could adversely affect this correlation. In these circumstances, it is possible that changes in the NAV, which is calculated based on the value of the Index Futures, will not adequately reflect changes in the level of the S&P GSCI-ER. In the event of market disruptions with respect to the Index Futures, such as a suspension of trading by the related Exchange as a result of market activity, systems or communications failures or other causes, the value of the Index Futures and the level of the S&P GSCI-ER could diverge, which could adversely affect the value of the Shares.

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

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI-ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value. The methodology for determining the contracts to be included in the S&P GSCI-ER may be modified from time to time. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “Business — The Index and the S&P GSCI-ER.”

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

In order for the Trust to achieve its investment objective on an ongoing basis, it is anticipated that existing positions in Index Futures will need to be closed out and new positions in Index Futures will need to be established from time to time. The Trust may further close out of existing positions and establish new positions in Index Futures from time to time, including new positions in earlier expiring Index Futures, which may allow it to reduce its concentration in any particular Index Futures contract or to benefit from more liquid markets or otherwise beneficial market activity in Index Futures listed with different expirations or on different Exchanges. This activity is expected to cause the Trust to incur transaction costs, such as brokerage fees and commissions, and may cause the Shares to under-perform the Index. In particular, the prices obtained in connection with rolling Index Futures positions may be adversely affected by market conditions (including the possibility of market disruptions) and by the trading activities of other market participants, which may reflect market awareness of the Trust’s position in its Index Futures. For example, if other market participants are able to anticipate the timing of the Trust’s transactions, they may be able to execute transactions in advance of the Trust, which would allow these market participants to benefit from the transactions executed by the Trust but adversely affect the prices obtained by the Trust. In addition, if the Trust’s Index Futures positions represent a significant part of the open long interest in such Index Futures, as historically has been the case from time to time, other market participants may take this into account, with a potential adverse impact on the prices at which the Trust is able to execute such transactions. There can be no assurance that the Trust will be able to effect its transactions in a manner that will allow it to avoid these risks. The Exchange may cease to list other Index Futures that the Trust will be able to roll its positions into, and any Index Futures listed by an Exchange in the future may have terms that differ from those currently held by the Trust.

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

Affiliate shareholders with large holdings may choose to conduct a large sale of their Shares, which may have an adverse effect on the Shares.

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

The Shares are listed for trading on NYSE Arca under the ticker symbol GSG. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in the Shares inadvisable, or in the event certain information about the Index, the value of the Shares and the NAV is not made available as required by such rules and procedures. In addition, trading generally on NYSE Arca is subject to trading halts caused by extraordinary market volatility pursuant to circuit breaker rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Trust will be dissolved if the Shares are delisted from NYSE Arca and are not approved for listing on another national securities exchange within five business days of their delisting.

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

Proprietary trading and other activities by Goldman Sachs and its affiliates could conflict with your interests as a Shareholder.

Activities conducted by Goldman Sachs and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through Goldman Sachs, as the Trust’s Clearing FCM. In addition, it is expected that Goldman Sachs or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, Goldman Sachs and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over‑the‑counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman Sachs or its affiliates could adversely affect the level of the S&P GSCI‑ER or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI‑ER, the Index Futures and the price of the Shares.

Goldman Sachs and its affiliates may also issue or underwrite other securities or financial or derivative instruments with returns indexed to the S&P GSCI™, the S&P GSCI-ER or the Index, which would compete with the Shares. By introducing competing products into the marketplace, Goldman Sachs and its affiliates could adversely affect the price of the Shares. To the extent that Goldman Sachs or any of its affiliates serve as issuer, agent or underwriter of those securities or other similar instruments, their interests with respect to those products may be adverse to your interests as a Shareholder.

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

The Internal Revenue Service (the “IRS”) could adjust or reallocate items of income, gain, deduction, loss and credit with respect to the Shares if the IRS does not accept the assumptions or conventions utilized by the Trust.

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

Pursuant to the Bipartisan Budget Act of 2015, significant changes are being made to the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for the Trust’s taxable years beginning after December 31, 2017), if the IRS makes audit adjustments to the Trust’s U.S. federal income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust’s Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so, in which case the current Shareholders would economically bear the burden of the tax even if they were not Shareholders during the year under audit (or if they had a different percentage interest in the Trust in that year). If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust’s Shareholders might be substantially reduced. The changes created by the new partnership audit rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury Department. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

Under recently enacted U.S. tax legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”), Shareholders that are not U.S. persons could be subject to U.S. federal income tax, including a 10% withholding tax, on the disposition of their Shares.

Although the Trust intends to conduct its activities in a manner that avoids the conduct of a U.S. trade or business, if the IRS were to determine that the Trust is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of Shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if the Trust sold all of its assets at their fair market value as of the date of the transferor’s disposition. Under the TCJA, any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax. In addition, the transferee of the Shares or the applicable withholding agent would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of the Trust’s liabilities and would therefore generally exceed the amount of cash received by the transferor in the disposition, unless the transferor provides an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. If the transferee fails to properly withhold such tax, the Trust would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest.

The withholding requirements with respect to the disposition of an interest in a publicly traded partnership are currently suspended and will remain suspended until Treasury regulations are promulgated or other relevant authoritative guidance is issued. Future guidance on the implementation of these requirements will be applicable on a prospective basis.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On December 27, 2007, the Shares commenced trading on NYSE Arca under the ticker symbol GSG. Prior to that, the Shares were traded on the NYSE, also under the symbol GSG, since their initial public offering on July 19, 2006. For each of the quarters during the fiscal years ended December 31, 2017 and 2016, the high and low sale prices of the Shares as reported for transactions on NYSE Arca were as follows:

	Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$15.67	$14.39	$14.40	$12.28
Second Quarter	15.18	13.19	16.25	13.28
Third Quarter	15.12	13.72	15.71	13.65
Fourth Quarter	16.28	14.63	15.69	13.90

Holders

The number of Shareholders of record of the Trust as of December 31, 2017 was approximately 17,885.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2017 and 2016. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

150,000 Shares (3 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2017.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/17 to 10/31/17	—	$—
11/1/17 to 11/30/17	150,000	15.46
12/1/17 to 12/31/17	—	—
Total	150,000	$15.46

Item 6. Selected Financial Data.

The following table summarizes the relevant 2017, 2016, 2015, 2014 and 2013 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on July 10, 2006.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Interest income	$9,707,419	$2,294,340	$235,603	$517,085	$664,549
Total gain (loss) on sales of short-term investments and futures contracts	3,413,696	76,413,800	(350,946,905)	(377,331,622)	(12,614,959)
Net income (loss)	80,418,616	83,661,845	(303,034,540)	(379,375,571)	(31,369,866)
Net income (loss) per Share	1.05	1.43	(7.24)	(11.24)	(0.89)
Net cash flows	6,509,341	27,537,189	(4,269,930)	920,588	10,901,056
Total assets	1,394,262,398	1,037,639,389	666,369,539	798,917,906	1,176,891,284

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2017 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income	$1,386,804	$1,908,967	$2,840,242	$3,571,406
Total gain (loss) on sales of short-term investments and futures contracts	(36,126,723)	(90,222,873)	59,048,074	70,715,218
Net income (loss)	(58,213,966)	(56,184,811)	78,093,102	116,724,291
Net income (loss) per Share	(0.82)	(0.79)	0.96	1.40
Net cash flows	1,151,180	16,739,266	(27,089,328)	15,708,223
Total assets	1,067,106,286	1,086,613,930	1,218,537,273	1,394,262,398

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

Introduction

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”). Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2017 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,393,408,765 at December 31, 2017. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 85,400,000 Shares at December 31, 2017.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2017, 2016 and 2015:

Results of Operations

The Year Ended December 31, 2017

The Trust’s net asset value increased from $1,035,799,565 at December 31, 2016 to $1,393,408,765 at December 31, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 66,300,000 Shares at December 31, 2016 to 85,400,000 at December 31, 2017, a consequence of 24,050,000 Shares (481 Baskets) being created and 4,950,000 Shares (99 Baskets) being redeemed during the period. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 4.48% increase in the Trust’s NAV from $15.62 at December 31, 2016 to $16.32 at December 31, 2017 is directly related to the 4.62% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s Fees and brokerage commissions.

Net increase in net assets resulting from operations for the year ended December 31, 2017 was $80,418,616, resulting from a net realized and unrealized gain of $80,579,108, offset by a net investment loss of $160,492. For the year ended December 31, 2017, the Trust had a net realized and unrealized loss of $56,522 on short-term investments and a net realized and unrealized gain of $80,635,630 on futures contracts. Other than the Sponsor’s Fees of $8,530,039 and brokerage commissions and fees of $1,337,872, the Trust had no expenses during the year.

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

Net decrease in net assets resulting from operations for the year ended December 31, 2015 was $303,034,540, resulting from a net investment loss of $6,305,807 and a net realized and unrealized loss of $296,728,733. For the year ended December 31, 2015, the Trust had a net realized and unrealized gain of $40,271 on short-term investments and a net realized and unrealized loss of $296,769,004 on futures contracts. Other than the Sponsor’s Fees of $5,849,908 and brokerage commissions and fees of $691,502, the Trust had no expenses during the year.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2017 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2017, interest income was $9,707,419, while the Sponsor’s Fees totaled $8,530,039. For the year ended December 31, 2016, interest income was $2,294,340, while the Sponsor’s Fees totaled $6,359,820. For the year ended December 31, 2015, interest income was $235,603, while the Sponsor’s Fees totaled $5,849,908. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2017, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2017, the Trust’s open Index Futures long positions were as follows:

Number of contracts	56,905
Expiration date	March 2018
Weighted-average price per contract	$230.99
Notional amount (fair value)	$1,388,834,811

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2017, which was $244.06 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2017 and 2016.

	Three Months Ended (Unaudited)
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Investment Income
Interest	$1,386,804	$1,908,967	$2,840,242	$3,571,406
Total investment income	1,386,804	1,908,967	2,840,242	3,571,406
Expenses
Sponsor’s fees	1,987,888	1,905,690	2,193,713	2,442,748
Brokerage commissions and fees	328,136	311,842	342,582	355,312
Total expenses	2,316,024	2,217,532	2,536,295	2,798,060
Net investment income (loss)	(929,220)	(308,565)	303,947	773,346
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,073	3,899	(3,035)	875
Futures contracts	(36,127,796)	(90,226,772)	59,051,109	70,714,343
Net realized gain (loss)	(36,126,723)	(90,222,873)	59,048,074	70,715,218
Net change in unrealized appreciation/depreciation on:
Short-term investments	(6,638)	26,744	88,547	(167,987)
Futures contracts	(21,151,385)	34,319,883	18,652,534	45,403,714
Net change in unrealized appreciation/depreciation	(21,158,023)	34,346,627	18,741,081	45,235,727
Net realized and unrealized gain (loss)	(57,284,746)	(55,876,246)	77,789,155	115,950,945
Net increase (decrease) in net assets resulting from operations	$(58,213,966)	$(56,184,811)	$78,093,102	$116,724,291
Net increase (decrease) in net assets per Share	$(0.82)	$(0.79)	$0.96	$1.40

	Three Months Ended (Unaudited)
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Investment Income
Interest	$344,928	$547,689	$609,785	$791,938
Total investment income	344,928	547,689	609,785	791,938
Expenses
Sponsor’s fees	1,276,828	1,617,692	1,679,023	1,786,277
Brokerage commissions and fees	203,000	260,009	274,670	298,639
Total expenses	1,479,828	1,877,701	1,953,693	2,084,916
Net investment loss	(1,134,900)	(1,330,012)	(1,343,908)	(1,292,978)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	10,747	38,773	1,695	(1,059)
Futures contracts	(29,625,576)	129,144,703	(110,030,894)	86,875,412
Net realized gain (loss)	(29,614,829)	129,183,476	(110,029,199)	86,874,353
Net change in unrealized appreciation/depreciation on:
Short-term investments	111,879	(73,872)	68,028	(85,672)
Futures contracts	11,493,128	(28,869,778)	62,344,986	(32,638,856)
Net change in unrealized appreciation/depreciation	11,605,007	(28,943,650)	62,413,014	(32,724,528)
Net realized and unrealized gain (loss)	(18,009,822)	100,239,826	(47,616,185)	54,149,825
Net increase (decrease) in net assets resulting from operations	$(19,144,722)	$98,909,814	$(48,960,093)	$52,856,847
Net increase (decrease) in net assets per Share	$(0.37)	$1.71	$(0.80)	$(0.83)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2017.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2017.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 55, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Since May 2016, Mr. Lohrey has served as an officer of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 58, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 59, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 66, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 71, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of directors of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2017, the Trust has incurred a Sponsor’s Fee of $8,530,039.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2017 and 2016.

	2017	2016
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	15,250
Tax fees(b)	278,830	293,680
All other fees	—	—
	$342,630	$370,730

(a)	Amount represents fees billed for review of the regulatory filings.
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

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2017 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333-193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® S&P GSCI™ Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® S&P GSCI™ Commodity‑Indexed Trust (the “Trust”) as of December 31, 2017 and 2016, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of management and Sponsor of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2018

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2017 and 2016

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$41,786,279	$35,276,938
Short-term investments(a)	1,303,307,115	908,926,451
Short-term investments held at brokers (restricted)(b)	40,347,527	93,436,000
Receivable for capital Shares sold	3,263,400	—
Receivable for variation margin on open futures contracts (Note 9)	5,558,077	—
Total Assets	1,394,262,398	1,037,639,389

Liabilities
Payable for variation margin on open futures contracts (Note 9)	—	1,187,213
Sponsor’s fees payable	847,758	641,634
Brokerage commissions and fees payable	5,875	10,977
Total Liabilities	853,633	1,839,824

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,393,408,765	$1,035,799,565

Shares issued and outstanding(c)	85,400,000	66,300,000
Net asset value per Share (Note 2G)	$16.32	$15.62

(a)	Cost of short-term investments: $1,303,324,809 and $908,884,263, respectively.
(b)	Cost of short-term investments held at brokers (restricted): $40,346,355 and $93,435,376, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Investment Income
Interest	$9,707,419	$2,294,340	$235,603
Total investment income	9,707,419	2,294,340	235,603

Expenses
Sponsor’s fees	8,530,039	6,359,820	5,849,908
Brokerage commissions and fees	1,337,872	1,036,318	691,502
Total expenses	9,867,911	7,396,138	6,541,410
Net investment loss	(160,492)	(5,101,798)	(6,305,807)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	2,812	50,156	35,054
Futures contracts	3,410,884	76,363,644	(350,981,959)
Net realized gain (loss)	3,413,696	76,413,800	(350,946,905)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(59,334)	20,363	5,217
Futures contracts	77,224,746	12,329,480	54,212,955
Net change in unrealized appreciation/depreciation	77,165,412	12,349,843	54,218,172
Net realized and unrealized gain (loss)	80,579,108	88,763,643	(296,728,733)

Net increase (decrease) in net assets resulting from operations	$80,418,616	$83,661,845	$(303,034,540)

Net increase (decrease) in net assets per Share	$1.05	$1.43	$(7.24)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Net Assets, Beginning of Year	$1,035,799,565	$665,939,247	$787,119,766

Operations:
Net investment loss	(160,492)	(5,101,798)	(6,305,807)
Net realized gain (loss)	3,413,696	76,413,800	(350,946,905)
Net change in unrealized appreciation/depreciation	77,165,412	12,349,843	54,218,172
Net increase (decrease) in net assets resulting from operations	80,418,616	83,661,845	(303,034,540)

Capital Share Transactions:
Contributions for Shares issued	349,609,325	401,401,707	239,955,519
Distributions for Shares redeemed	(72,418,741)	(115,203,234)	(58,101,498)
Net increase in net assets from capital share transactions	277,190,584	286,198,473	181,854,021

Increase (decrease) in net assets	357,609,200	369,860,318	(121,180,519)

Net Assets, End of Year	$1,393,408,765	$1,035,799,565	$665,939,247

Shares issued and redeemed
Shares issued	24,050,000	27,700,000	12,900,000
Shares redeemed	(4,950,000)	(8,250,000)	(2,900,000)
Net increase in Shares issued and outstanding	19,100,000	19,450,000	10,000,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$80,418,616	$83,661,845	$(303,034,540)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(7,773,697,622)	(5,383,498,689)	(4,060,419,714)
Sales/maturities of short-term investments	7,442,051,201	5,035,429,323	4,193,538,686
Accretion of discount	(9,702,292)	(2,294,182)	(234,868)
Net realized (gain) loss on short-term investments	(2,812)	(50,156)	(35,054)
Net change in unrealized appreciation/depreciation on short-term investments	59,334	(20,363)	(5,217)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(5,558,077)	6,701,406	(6,701,406)
Payable for variation margin on open futures contracts	(1,187,213)	1,187,213	(7,717,674)
Sponsor’s fees payable	206,124	211,342	(95,301)
Due to brokers	—	—	(323,566)
Brokerage commissions and fees payable	(5,102)	10,977	—
Net cash provided by (used in) operating activities	(267,417,843)	(258,661,284)	(185,028,654)

Cash Flows from Financing Activities
Contributions for Shares issued	346,345,925	401,401,707	242,091,529
Distributions for Shares redeemed	(72,418,741)	(115,203,234)	(61,332,805)
Net cash provided by (used in) financing activities	273,927,184	286,198,473	180,758,724
Net increase (decrease) in cash and cash equivalents	6,509,341	27,537,189	(4,269,930)

Cash and Cash Equivalents
Beginning of year	35,276,938	7,739,749	12,009,679
End of year	$41,786,279	$35,276,938	$7,739,749

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2017 and 2016

December 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.17% – 1.20% due 01/04/18	$116,000,000	$115,992,693
1.11% – 1.21% due 01/18/18	144,000,000	143,920,719
1.20% due 01/25/18	142,000,000	141,888,412
1.15% due 02/01/18	434,500,000	434,041,811
1.31% due 03/08/18	509,000,000	507,811,007
Total U.S. Treasury bills (Cost: $1,343,671,164)		1,343,654,642

Total Investments – 96.43%		1,343,654,642
Other Assets, Less Liabilities – 3.57%		49,754,123
Net Assets – 100.00%		$1,393,408,765

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,905	March 2018	$1,388,834,811	$74,398,485

December 31, 2016

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.31% due 01/05/17	$20,000,000	$19,999,600
0.37% – 0.49% due 01/12/17	362,000,000	361,963,800
0.35% due 01/19/17	99,000,000	98,981,784
0.43% due 02/09/17	210,000,000	209,903,400
0.50% due 03/09/17	247,800,000	247,585,405
0.52% due 03/23/17	50,000,000	49,945,150
0.56% due 03/30/17	14,000,000	13,983,312
Total U.S. Treasury bills (Cost: $1,002,319,639)		1,002,362,451

Total Investments – 96.77%		1,002,362,451
Other Assets, Less Liabilities – 3.23%		33,437,114
Net Assets – 100.00%		$1,035,799,565

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2016, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
44,299	March 2017	$1,033,415,932	$(2,826,261)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2017

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

The Trust holds long positions in exchange-traded index futures contracts of various expirations, (“Index Futures”) on the S&P GSCI™ Excess Return Index (“S&P GSCI-ER”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the S&P GSCI™ Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

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

As of December 31, 2017 and December 31, 2016, the Trust had short-term investments held at brokers of $40,347,527 and $93,436,000, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of December 31, 2017, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem in Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the shares that remain outstanding. As of December 31, 2017, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

6 - Indemnification

The Trust Agreement provides that the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents shall be indemnified from the Trust and held harmless against any loss, liability, claim, cost, expense or judgement of any kind whatsoever (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Trust Agreement or any actions taken in accordance with the provisions of the Trust Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Trust Agreement.

The Investment Advisory Agreement between the Trust and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Investment Advisory Agreement or any actions taken in accordance with the provisions of the Investment Advisory Agreement, and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Investment Advisory Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015

Net asset value per Share, beginning of year	$15.62	$14.21	$21.36

Net investment loss(a)	(0.00) (b)	(0.09)	(0.15)
Net realized and unrealized gain (loss)(c)	0.70	1.50	(7.00)
Net increase (decrease) in net assets from operations	0.70	1.41	(7.15)
Net asset value per Share, end of year	$16.32	$15.62	$14.21

Total return, at net asset value(d)	4.48%	9.92%	(33.47)%

Ratio to average net assets:
Net investment loss	(0.01)%	(0.60)%	(0.81)%
Expenses	0.87%	0.87%	0.84%

(a)	Based on average Shares outstanding during the period.
(b)	Rounds to less than $0.01.
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(d)	Based on the change in net asset value of a Share during the period.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2017 and the year ended December 31, 2016, the average month-end notional amounts of open Index Futures were $1,144,402,412 and $843,393,799, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2017 and December 31, 2016:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$5,558,077	Payable for variation margin on open futures contracts	$—

December 31, 2016
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$1,187,213

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2017, 2016 and 2015:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$3,410,884	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	77,224,746

December 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$76,363,644	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	12,329,480
December 31, 2015
Commodity contracts	Net realized gain (loss) from futures contracts	$(350,981,959)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	54,212,955

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
December 31, 2017
Futures contracts(a)	$74,398,485	$—	$—	$74,398,485
U.S. Treasury bills	—	1,343,654,642	—	1,343,654,642

December 31, 2016
Futures contracts(a)	$(2,826,261)	$—	$—	$(2,826,261)
U.S. Treasury bills	—	1,002,362,451	—	1,002,362,451

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 28, 2018

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 28, 2018

/s/ Peter Landini

Peter Landini

Director

Date:	February 28, 2018

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 28, 2018

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.