Form 10-Q
period 2018-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2018-05-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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

Statements of Assets and Liabilities (Unaudited)

At March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Cash	$25,737,045	$41,786,279
Short-term investments(a)	1,364,515,606	1,303,307,115
Short-term investments held at the broker (restricted)(b)	46,790,636	40,347,527
Receivable for capital Shares sold	—	3,263,400
Receivable for variation margin on open futures contracts (Note 9)	—	5,558,077
Total Assets	1,437,043,287	1,394,262,398

Liabilities
Sponsor’s fees payable	909,226	847,758
Brokerage commissions and fees payable	5,619	5,875
Total Liabilities	914,845	853,633

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,436,128,442	$1,393,408,765

Shares issued and outstanding(c)	86,350,000	85,400,000
Net asset value per Share (Note 2G)	$16.63	$16.32

(a)	Cost of short-term investments: $1,364,503,354 and $1,303,324,809, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $46,789,463 and $40,346,355, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017
Investment Income
Interest	$4,712,520	$1,386,804
Total investment income	4,712,520	1,386,804

Expenses
Sponsor’s fees	2,662,720	1,987,888
Brokerage commissions and fees	368,056	328,136
Total expenses	3,030,776	2,316,024
Net investment income (loss)	1,681,744	(929,220)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,075	1,073
Futures contracts	85,258,740	(36,127,796)
Net realized gain (loss)	85,259,815	(36,126,723)
Net change in unrealized appreciation/depreciation on:
Short-term investments	29,947	(6,638)
Futures contracts	(61,305,867)	(21,151,385)
Net change in unrealized appreciation/depreciation	(61,275,920)	(21,158,023)
Net realized and unrealized gain (loss)	23,983,895	(57,284,746)

Net increase (decrease) in net assets resulting from operations	$25,665,639	$(58,213,966)

Net increase (decrease) in net assets per Share	$0.29	$(0.82)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2018 and the year ended December 31, 2017

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Net Assets, Beginning of Period	$1,393,408,765	$1,035,799,565

Operations:
Net investment income (loss)	1,681,744	(160,492)
Net realized gain	85,259,815	3,413,696
Net change in unrealized appreciation/depreciation	(61,275,920)	77,165,412
Net increase in net assets resulting from operations	25,665,639	80,418,616

Capital Share Transactions:
Contributions for Shares issued	92,570,265	349,609,325
Distributions for Shares redeemed	(75,516,227)	(72,418,741)
Net increase in net assets from capital share transactions	17,054,038	277,190,584

Increase in net assets	42,719,677	357,609,200

Net Assets, End of Period	$1,436,128,442	$1,393,408,765

Shares issued and redeemed
Shares issued	5,550,000	24,050,000
Shares redeemed	(4,600,000)	(4,950,000)
Net increase in Shares issued and outstanding	950,000	19,100,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$25,665,639	$(58,213,966)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,112,897,777)	(1,421,098,226)
Sales/maturities of short-term investments	2,049,988,029	1,397,796,769
Accretion of discount	(4,710,830)	(1,386,413)
Net realized (gain) loss on short-term investments	(1,075)	(1,073)
Net change in unrealized appreciation/depreciation on short-term investments	(29,947)	6,638
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	5,558,077	(3,633,412)
Payable for variation margin on open futures contracts	—	(1,187,213)
Sponsor’s fees payable	61,468	37,568
Brokerage commissions and fees payable	(256)	1,502
Net cash provided by (used in) operating activities	(36,366,672)	(87,677,826)

Cash Flows from Financing Activities
Contributions for Shares issued	95,833,665	96,749,269
Distributions for Shares redeemed	(75,516,227)	(7,920,263)
Net cash provided by (used in) financing activities	20,317,438	88,829,006
Net increase (decrease) in cash and cash equivalents	(16,049,234)	1,151,180

Cash
Beginning of period
Unrestricted — cash	41,786,279	35,276,938

End of period
Unrestricted — cash	$25,737,045	$36,428,118

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2018 and December 31, 2017

March 31, 2018
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.33% – 1.56% due 04/05/18	$540,000,000	$539,926,835
1.36% – 1.71% due 04/12/18	355,000,000	354,838,678
1.57% – 1.69% due 04/19/18	310,000,000	309,760,838
1.46% – 1.66% due 04/26/18	207,000,000	206,779,891
Total U.S. Treasury bills (Cost: $1,411,292,817)		1,411,306,242

Total Investments – 98.27%		1,411,306,242
Other Assets, Less Liabilities – 1.73%		24,822,200
Net Assets – 100.00%		$1,436,128,442

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
57,609	June 2018	$1,431,871,695	$13,092,617

December 31, 2017
Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.17% – 1.20% due 01/04/18	$116,000,000	$115,992,693
1.11% – 1.21% due 01/18/18	144,000,000	143,920,719
1.20% due 01/25/18	142,000,000	141,888,412
1.15% due 02/01/18	434,500,000	434,041,811
1.31% due 03/08/18	509,000,000	507,811,007
Total U.S. Treasury bills (Cost: $1,343,671,164)		1,343,654,642

Total Investments – 96.43%		1,343,654,642
Other Assets, Less Liabilities – 3.57%		49,754,123
Net Assets – 100.00%		$1,393,408,765

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,905	March 2018	$1,388,834,811	$74,398,485

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2018

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2017, as filed with the SEC on February 28, 2018.

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

Certain statements and captions in the financial statements for the prior periods have been changed to conform to the current financial presentation.

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

Index Futures are derivative instruments valued at fair value, which the Trustee has determined to be that day’s announced settlement price on the CME or any such other futures exchange listing Index Futures (the “Exchange”). If there is no announced settlement price for a particular Index Futures contract on that day, the Trustee will use the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The Trust’s derivatives are not designated as hedges, and all changes in the fair value are reflected in the statements of operations.

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

The Trust considers cash as currencies deposited in one or more bank account.

D.	Short-Term Investments

Short-term investments on the statements of assets and liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of March 31, 2018 and December 31, 2017, the Trust had restricted short-term investments held at the broker of $46,790,636 and $40,347,527, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of March 31, 2018, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the Shares that remain outstanding. As of March 31, 2018, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

The investment advisory agreement (the “Advisory Agreement”) between the Trust and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgement (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of its obligations under the Advisory Agreement or any actions taken in accordance with the provisions of the Advisory Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Advisory Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31,
	2018	2017
Net asset value per Share, beginning of period	$16.32	$15.62

Net investment income (loss)(a)	0.02	(0.01)
Net realized and unrealized gain (loss)(b)	0.29	(0.80)
Net increase (decrease) in net assets from operations	0.31	(0.81)
Net asset value per Share, end of period	$16.63	$14.81

Total return, at net asset value(c)(d)	1.90%	(5.19)%

Ratio to average net assets:
Net investment income (loss)(e)	0.47%	(0.35)%
Expenses(e)	0.85%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for each period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2018 and the year ended December 31, 2017, the average month-end notional amounts of open Index Futures were $1,430,358,639 and $1,144,402,412, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2018 and December 31, 2017:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$—

December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$5,558,077	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2018 and 2017:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$85,258,740	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(61,305,867)

Three Months Ended March 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(36,127,796)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(21,151,385)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
March 31, 2018
Futures contracts(a)	$13,092,617	$—	$—	$13,092,617
U.S. Treasury bills	—	1,411,306,242	—	1,411,306,242

December 31, 2017
Futures contracts(a)	$74,398,485	$—	$—	$74,398,485
U.S. Treasury bills	—	1,343,654,642	—	1,343,654,642

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended March 31, 2018

The Trust’s net asset value increased from $1,393,408,765 at December 31, 2017 to $1,436,128,442 at March 31, 2018. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 85,400,000 Shares at December 31, 2017 to 86,350,000 Shares at March 31, 2018, a consequence of 5,550,000 Shares (111 Baskets) being created and 4,600,000 Shares (92 Baskets) being redeemed during the quarter.

The 1.90% increase in the Trust’s NAV from $16.32 at December 31, 2017 to $16.63 at March 31, 2018 is directly related to the 1.84% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from Treasury bills.

Net increase in net assets resulting from operations for the quarter ended March 31, 2018 was $25,665,639, resulting from a net investment income of $1,681,744 and a net realized and unrealized gain of $23,983,895. For the quarter ended March 31, 2018, the Trust had a net realized and unrealized gain of $31,022 on short-term investments and a net realized and unrealized gain of $23,952,873 on futures contracts. Other than the Sponsor’s fees of $2,662,720 and brokerage commissions and fees of $368,056, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2018 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2018, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2018, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	57,609
Expiration date:	June 2018
Weighted-average price per contract:	$246.28
Notional amount (fair value):	$1,431,871,695

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 29, 2018, which was $248.55 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,600,000 Shares (92 Baskets) were redeemed during the quarter ended March 31, 2018.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/18 to 01/31/18	850,000	$16.36
02/01/18 to 02/28/18	2,300,000	16.52
03/01/18 to 03/31/18	1,450,000	16.29
Total	4,600,000	$16.40

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K filed on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration statement No. 333-193156 filed on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 7, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 7, 2018

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.