Form 10-Q
period 2018-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2018-08-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

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

Statements of Assets and Liabilities (Unaudited)

At June 30, 2018 and December 31, 2017

	June 30,	December 31,
	2018	2017
Assets
Cash	$23,579,730	$41,786,279
Short-term investments(a)	1,395,131,529	1,303,307,115
Short-term investments held at the broker (restricted)(b)	44,686,939	40,347,527
Receivable for capital Shares sold	—	3,263,400
Receivable for variation margin on open futures contracts (Note 9)	19,193,406	5,558,077
Total Assets	1,482,591,604	1,394,262,398

Liabilities
Sponsor’s fees payable	885,577	847,758
Brokerage commissions and fees payable	5,513	5,875
Total Liabilities	891,090	853,633

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,481,700,514	$1,393,408,765

Shares issued and outstanding(c)	82,650,000	85,400,000
Net asset value per Share (Note 2G)	$17.93	$16.32

(a)	Cost of short-term investments: $1,394,953,464 and $1,303,324,809, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $44,677,642 and $40,346,355, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment Income
Interest	$5,985,450	$1,908,967	$10,697,970	$3,295,771
Total investment income	5,985,450	1,908,967	10,697,970	3,295,771

Expenses
Sponsor’s fees	2,722,583	1,905,690	5,385,303	3,893,578
Brokerage commissions and fees	349,749	311,842	717,805	639,978
Total expenses	3,072,332	2,217,532	6,103,108	4,533,556
Net investment income (loss)	2,913,118	(308,565)	4,594,862	(1,237,785)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(457)	3,899	618	4,972
Futures contracts	87,476,140	(90,226,772)	172,734,880	(126,354,568)
Net realized gain (loss)	87,475,683	(90,222,873)	172,735,498	(126,349,596)
Net change in unrealized appreciation/depreciation on:
Short-term investments	173,937	26,744	203,884	20,106
Futures contracts	18,892,760	34,319,883	(42,413,107)	13,168,498
Net change in unrealized appreciation/depreciation	19,066,697	34,346,627	(42,209,223)	13,188,604
Net realized and unrealized gain (loss)	106,542,380	(55,876,246)	130,526,275	(113,160,992)

Net increase (decrease) in net assets resulting from operations	$109,455,498	$(56,184,811)	$135,121,137	$(114,398,777)

Net increase (decrease) in net assets per Share	$1.31	$(0.79)	$1.58	$(1.61)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018 and the year ended December 31, 2017

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Net Assets, Beginning of Period	$1,393,408,765	$1,035,799,565

Operations:
Net investment income (loss)	4,594,862	(160,492)
Net realized gain	172,735,498	3,413,696
Net change in unrealized appreciation/depreciation	(42,209,223)	77,165,412
Net increase in net assets resulting from operations	135,121,137	80,418,616

Capital Share Transactions:
Contributions for Shares issued	108,095,591	349,609,325
Distributions for Shares redeemed	(154,924,979)	(72,418,741)
Net increase (decrease) in net assets from capital share transactions	(46,829,388)	277,190,584

Increase in net assets	88,291,749	357,609,200

Net Assets, End of Period	$1,481,700,514	$1,393,408,765

Shares issued and redeemed
Shares issued	6,450,000	24,050,000
Shares redeemed	(9,200,000)	(4,950,000)
Net increase (decrease) in Shares issued and outstanding	(2,750,000)	19,100,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$135,121,137	$(114,398,777)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(6,548,975,208)	(2,976,796,318)
Sales/maturities of short-term investments	6,463,712,100	2,980,618,506
Accretion of discount	(10,696,216)	(3,294,656)
Net realized (gain) loss on short-term investments	(618)	(4,972)
Net change in unrealized appreciation/depreciation on short-term investments	(203,884)	(20,106)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(13,635,329)	(21,815,333)
Payable for variation margin on open futures contracts	—	(1,187,213)
Sponsor’s fees payable	37,819	(28,614)
Brokerage commissions and fees payable	(362)	(5,726)
Net cash provided by (used in) operating activities	25,359,439	(136,933,209)

Cash Flows from Financing Activities
Contributions for Shares issued	111,358,991	215,476,387
Distributions for Shares redeemed	(154,924,979)	(60,652,732)
Net cash provided by (used in) financing activities	(43,565,988)	154,823,655
Net increase (decrease) in cash and cash equivalents	(18,206,549)	17,890,446

Cash
Beginning of period
Unrestricted – cash	41,786,279	35,276,938

End of period
Unrestricted – cash	$23,579,730	$53,167,384

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At  June 30, 2018 and  December 31, 2017

June 30, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.78% – 1.82% due 07/05/18	$411,000,000	$410,943,146
1.67% – 1.80% due 07/12/18	490,000,000	489,771,841
1.79% – 1.84% due 07/19/18	290,000,000	289,762,058
1.93% due 08/23/18	250,000,000	249,341,423
Total U.S. Treasury bills (Cost: $1,439,631,106)		1,439,818,468

Total Investments – 97.17%		1,439,818,468
Other Assets, Less Liabilities – 2.83%		41,882,046
Net Assets – 100.00%		$1,481,700,514

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
55,167	September 2018	$1,475,606,916	$31,985,378

December 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.17% – 1.20% due 01/04/18	$116,000,000	$115,992,693
1.11% – 1.21% due 01/18/18	144,000,000	143,920,719
1.20% due 01/25/18	142,000,000	141,888,412
1.15% due 02/01/18	434,500,000	434,041,811
1.31% due 03/08/18	509,000,000	507,811,007
Total U.S. Treasury bills (Cost: $1,343,671,164)		1,343,654,642

Total Investments – 96.43%		1,343,654,642
Other Assets, Less Liabilities – 3.57%		49,754,123
Net Assets – 100.00%		$1,393,408,765

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,905	March 2018	$1,388,834,811	$74,398,485

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2018

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

Certain statements and captions in the financial statements for the prior periods have been changed to conform to the current financial statement presentation.

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

The assets of the Trust consist of Index Futures and cash or other Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. Index Futures are exchange-traded index futures contracts on the S&P GSCI-ER, and are expected to include contracts of different terms and expirations. The Trust is expected to roll out of existing positions in Index Futures and establish new positions in Index Futures on an ongoing basis. When establishing positions in Index Futures, the Trust is required to deposit cash or other Collateral Assets with the broker as “initial margin.” On a daily basis, the Trust is obligated to pay, or entitled to receive, cash in an amount equal to the change in the daily settlement level of its Index Futures positions. Such payments or receipts are known as variation margin. Variation margin is recorded as unrealized appreciation (depreciation) and, if any, shown as variation margin receivable (or payable) on futures contracts in the Statements of Assets and Liabilities. When an Index Futures contract is closed, the Trust records a realized gain or loss based on the difference between the value of the Index Futures contract at the time it was opened and the value at the time it was closed.

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

As of June 30, 2018 and December 31, 2017, the Trust had restricted short-term investments held at the broker of $44,686,939 and $40,347,527, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of June 30, 2018, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the Shares that remain outstanding. As of June 30, 2018, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2018 and 2017.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017		2018	2017
Net asset value per Share, beginning of period	$16.63	$14.81		$16.32	$15.62

Net investment income (loss)(a)	0.03	(0.00	)(b)	0.05	(0.02)
Net realized and unrealized gain (loss)(c)	1.27	(0.85)		1.56	(1.64)
Net increase (decrease) in net assets from operations	1.30	(0.85)		1.61	(1.66)
Net asset value per Share, end of period	$17.93	$13.96		$17.93	$13.96

Total return, at net asset value(d)(e)	7.82%	(5.74)%		9.87%	(10.63)%

Ratio to average net assets:
Net investment income (loss)(f)	0.80%	(0.12)%		0.64%	(0.24)%
Expenses(f)	0.85%	0.87%		0.85%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)	Rounds to less than $0.01.
(c)	The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for each period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.
(d)	Based on the change in net asset value of a Share during the period.
(e)	Percentage is not annualized.
(f)	Percentage is annualized.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2018 and the year ended December 31, 2017, the average month-end notional amounts of open Index Futures were $1,448,194,045 and $1,144,402,412, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2018 and December 31, 2017:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$19,193,406	Payable for variation margin on open futures contracts	$—

December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$5,558,077	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2018 and 2017:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$87,476,140	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	18,892,760

Three Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(90,226,772)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	34,319,883

Six Months Ended June 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$172,734,880	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(42,413,107)

Six Months Ended June 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(126,354,568)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	13,168,498

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
June 30, 2018
Futures contracts(a)	$31,985,378	$—	$—	$31,985,378
U.S. Treasury bills	—	1,439,818,468	—	1,439,818,468

December 31, 2017
Futures contracts(a)	$74,398,485	$—	$—	$74,398,485
U.S. Treasury bills	—	1,343,654,642	—	1,343,654,642

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2018

The Trust’s net asset value increased from $1,436,128,442 at March 31, 2018 to $1,481,700,514 at June 30, 2018. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 86,350,000 Shares at March 31, 2018 to 82,650,000 Shares at June 30, 2018, a consequence of 900,000 Shares (18 Baskets) being created and 4,600,000 Shares (92 Baskets) being redeemed during the quarter.

The 7.82% increase in the Trust’s NAV from $16.63 at March 31, 2018 to $17.93 at June 30, 2018 is directly related to the 7.62% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net increase in net assets resulting from operations for the quarter was $109,455,498, resulting from a net investment income of $2,913,118 and a net realized and unrealized gain of $106,542,380. For the quarter ended June 30, 2018, the Trust had a net realized and unrealized gain of $173,480 on short-term investments and a net realized and unrealized gain of $106,368,900 on futures contracts. Other than the Sponsor’s fees of $2,722,583 and brokerage commissions and fees of $349,749 the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2018

The Trust’s net asset value increased from $1,393,408,765 at December 31, 2017 to $1,481,700,514, at June 30, 2018. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 85,400,000 Shares at December 31, 2017 to 82,650,000 Shares at June 30, 2018, a consequence of 6,450,000 Shares (129 Baskets) being created and 9,200,000 Shares (184 Baskets) being redeemed during the period.

The 9.87% increase in the Trust’s NAV from $16.32 at December 31, 2017 to $17.93 at June 30, 2018 is directly related to the 9.60% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net increase in net assets resulting from operations for the period was $135,121,137, resulting from a net investment income of $4,594,862 and a net realized and unrealized gain of $130,526,275. For the six months ended June 30, 2018, the Trust had a net realized and unrealized gain of $204,502 on short-term investments and a net realized and unrealized gain of $130,321,773 on futures contracts. Other than the Sponsor’s fees of $5,385,303 and brokerage commissions and fees of $717,805, the Trust had no expenses during the six months.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2018 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2018, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2018, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	55,167
Expiration date:	September 2018
Weighted-average price per contract:	$261.68
Notional amount (fair value):	$1,475,606,916

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 29, 2018, which was $267.48 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,600,000 Shares (92 Baskets) were redeemed during the quarter ended June 30, 2018.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/18 to 04/30/18	2,050,000	$17.16
05/01/18 to 05/31/18	1,700,000	17.32
06/01/18 to 06/30/18	850,000	17.40
Total	4,600,000	$17.27

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K filed on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration statement No. 333-193156 filed on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333‑193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 6, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 6, 2018

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.