Form 10-Q
period 2018-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2018-11-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

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

Statements of Assets and Liabilities (Unaudited)

At September 30, 2018 and December 31, 2017

	September 30,	December 31,
	2018	2017
Assets
Cash	$25,896,631	$41,786,279
Short-term investments(a)	1,331,255,361	1,303,307,115
Short-term investments held at the broker (restricted)(b)	47,789,610	40,347,527
Receivable for capital Shares sold	—	3,263,400
Receivable for variation margin on open futures contracts (Note 9)	13,352,543	5,558,077
Total Assets	1,418,294,145	1,394,262,398

Liabilities
Sponsor’s fees payable	844,850	847,758
Brokerage commissions and fees payable	5,889	5,875
Total Liabilities	850,739	853,633

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,417,443,406	$1,393,408,765

Shares issued and outstanding(c)	78,250,000	85,400,000
Net asset value per Share (Note 2G)	$18.11	$16.32

(a)	Cost of short-term investments: $1,331,362,134 and $1,303,324,809, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $47,793,965 and $40,346,355, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment Income
Interest	$6,489,609	$2,840,242	$17,187,579	$6,136,013
Total investment income	6,489,609	2,840,242	17,187,579	6,136,013

Expenses
Sponsor’s fees	2,630,732	2,193,713	8,016,035	6,087,291
Brokerage commissions and fees	334,654	342,582	1,052,459	982,560
Total expenses	2,965,386	2,536,295	9,068,494	7,069,851
Net investment income (loss)	3,524,223	303,947	8,119,085	(933,838)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,276	(3,035)	1,894	1,937
Futures contracts	(28,046,279)	59,051,109	144,688,601	(67,303,459)
Net realized gain (loss)	(28,045,003)	59,048,074	144,690,495	(67,301,522)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(298,490)	88,547	(94,606)	108,653
Futures contracts	35,116,085	18,652,534	(7,297,022)	31,821,032
Net change in unrealized appreciation/depreciation	34,817,595	18,741,081	(7,391,628)	31,929,685
Net realized and unrealized gain (loss)	6,772,592	77,789,155	137,298,867	(35,371,837)

Net increase (decrease) in net assets resulting from operations	$10,296,815	$78,093,102	$145,417,952	$(36,305,675)

Net increase (decrease) in net assets per Share(a)	$0.13	$0.96	$1.74	$(0.49)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2018 and the year ended December 31, 2017

	Nine months Ended September 30, 2018	Year Ended December 31, 2017
Net Assets, Beginning of Period	$1,393,408,765	$1,035,799,565

Operations:
Net investment income (loss)	8,119,085	(160,492)
Net realized gain	144,690,495	3,413,696
Net change in unrealized appreciation/depreciation	(7,391,628)	77,165,412
Net increase in net assets resulting from operations	145,417,952	80,418,616

Capital Share Transactions:
Contributions for Shares issued	118,378,969	349,609,325
Distributions for Shares redeemed	(239,762,280)	(72,418,741)
Net increase (decrease) in net assets from capital share transactions	(121,383,311)	277,190,584

Increase in net assets	24,034,641	357,609,200

Net Assets, End of Period	$1,417,443,406	$1,393,408,765

Shares issued and redeemed
Shares issued	7,050,000	24,050,000
Shares redeemed	(14,200,000)	(4,950,000)
Net increase (decrease) in Shares issued and outstanding	(7,150,000)	19,100,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$145,417,952	$(36,305,675)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(10,559,997,975)	(5,468,024,515)
Sales/maturities of short-term investments	10,541,698,059	5,284,169,226
Accretion of discount	(17,183,125)	(6,130,887)
Net realized (gain) loss on short-term investments	(1,894)	(1,937)
Net change in unrealized appreciation/depreciation on short-term investments	94,606	(108,653)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(7,794,466)	—
Payable for variation margin on open futures contracts	—	2,497,381
Sponsor’s fees payable	(2,908)	96,257
Brokerage commissions and fees payable	14	(5,440)
Net cash provided by (used in) operating activities	102,230,262	(223,814,243)

Cash Flows from Financing Activities
Contributions for Shares issued	121,642,369	284,714,666
Distributions for Shares redeemed	(239,762,280)	(70,099,305)
Net cash provided by (used in) financing activities	(118,119,911)	214,615,361
Net increase (decrease) in cash and cash equivalents	(15,889,649)	(9,198,882)

Cash
Beginning of period
Unrestricted – cash	41,786,279	35,276,938

End of period
Unrestricted – cash	$25,896,631	$26,078,056

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At  September 30, 2018 and December 31, 2017

September 30, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.95% – 1.98% due 10/04/18	$633,000,000	$632,790,844
1.97% – 1.99% due 10/11/18	278,000,000	277,794,452
2.02% – 2.05% due 10/18/18	469,000,000	468,459,675
Total U.S. Treasury bills (Cost: $1,379,156,099)		1,379,044,971

Total Investments – 97.29%		1,379,044,971
Other Assets, Less Liabilities – 2.71%		38,398,435
Net Assets – 100.00%		$1,417,443,406

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
52,363	December 2018	$1,412,282,473	$67,101,463

December 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.17% – 1.20% due 01/04/18	$116,000,000	$115,992,693
1.11% – 1.21% due 01/18/18	144,000,000	143,920,719
1.20% due 01/25/18	142,000,000	141,888,412
1.15% due 02/01/18	434,500,000	434,041,811
1.31% due 03/08/18	509,000,000	507,811,007
Total U.S. Treasury bills (Cost: $1,343,671,164)		1,343,654,642

Total Investments – 96.43%		1,343,654,642
Other Assets, Less Liabilities – 3.57%		49,754,123
Net Assets – 100.00%		$1,393,408,765

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,905	March 2018	$1,388,834,811	$74,398,485

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2018

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

As of September 30, 2018 and December 31, 2017, the Trust had restricted short-term investments held at the broker of $47,789,610 and $40,347,527, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has reviewed the tax positions as of September 30, 2018, inclusive of the open tax return years, and has determined that no provision for income tax is required in the Trust’s financial statements.

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

It is possible that, from time to time, BlackRock and/or funds or other accounts managed by the Trustee or an affiliate (collectively, “Affiliates”) may purchase and hold Shares of the Trust. Affiliates reserve the right, subject to compliance with applicable law, to sell into the market or redeem Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. A large sale or redemption of Shares of the Trust by Affiliates could significantly reduce the asset size of the Trust, which might have an adverse effect on the Trust and the Shares that remain outstanding. As of September 30, 2018, there were no affiliated accounts that individually represented 10% or more ownership of the Trust’s total Shares outstanding.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net asset value per Share, beginning of period	$17.93	$13.96	$16.32	$15.62

Net investment income (loss)(a)	0.04	0.00 (b)	0.10	(0.01)
Net realized and unrealized gain (loss)(c)	0.14	0.96	1.69	(0.69)
Net increase (decrease) in net assets from operations	0.18	0.96	1.79	(0.70)
Net asset value per Share, end of period	$18.11	$14.92	$18.11	$14.92

Total return, at net asset value(d)(e)	1.00%	6.88%	10.97%	(4.48)%

Ratio to average net assets:
Net investment income (loss)(f)	1.01%	0.10%	0.76%	(0.11)%
Expenses(f)	0.85%	0.87%	0.85%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)	Rounds to less than $0.01.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the average month-end notional amounts of open Index Futures were $1,433,182,675 and $1,144,402,412, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2018 and December 31, 2017:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$13,352,543	Payable for variation margin on open futures contracts	$—

December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$5,558,077	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine months ended September 30, 2018 and 2017:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$(28,046,279)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	35,116,085

Three Months Ended September 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$59,051,109	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	18,652,534

Nine months Ended September 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$144,688,601	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,297,022)

Nine months Ended September 30, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$(67,303,459)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	31,821,032

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
September 30, 2018
Futures contracts(a)	$67,101,463	$—	$—	$67,101,463
U.S. Treasury bills	—	1,379,044,971	—	1,379,044,971

December 31, 2017
Futures contracts(a)	$74,398,485	$—	$—	$74,398,485
U.S. Treasury bills	—	1,343,654,642	—	1,343,654,642

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2018

The Trust’s net asset value decreased from $1,481,700,514 at June 30, 2018 to $1,417,443,406 at September 30, 2018. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 82,650,000 Shares at June 30, 2018 to 78,250,000 Shares at September 30, 2018, a consequence of 600,000 Shares (12 Baskets) being created and 5,000,000 Shares (100 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 1.00% increase in the Trust’s NAV from $17.93 at June 30, 2018 to $18.11 at September 30, 2018 is directly related to the 0.83% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from Treasury bills.

Net increase in net assets resulting from operations for the quarter ended September 30, 2018 was $10,296,815 resulting from a net investment income of $3,524,223 and a net realized and unrealized gain of $6,772,592. For the quarter ended September 30, 2018, the Trust had a net realized and unrealized loss of $297,214 on short-term investments and a net realized and unrealized gain of $7,069,806 on futures contracts. Other than the Sponsor’s fees of $2,630,732 and brokerage commissions and fees of $334,654 the Trust had no expenses during the quarter.

The Nine Months Ended September 30, 2018

The Trust’s net asset value increased from $1,393,408,765 at December 31, 2017 to $1,417,443,406 at September 30, 2018. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 85,400,000 Shares at December 31, 2017 to 78,250,000 Shares at September 30, 2018, a consequence of 7,050,000 Shares (141 Baskets) being created and 14,200,000 Shares (284 Baskets) being redeemed during the period.

The 10.97% increase in the Trust’s NAV from $16.32 at December 31, 2017 to $18.11 at September 30, 2018 is directly related to the 10.51% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from Treasury bills.

Net increase in net assets resulting from operations for the nine months ended September 30, 2018 was $145,417,952, resulting from a net investment income of $8,119,085 and a net realized and unrealized gain of $137,298,867. For the nine months ended September 30, 2018, the Trust had a net realized and unrealized loss of $92,712 on short-term investments and a net realized and unrealized gain of $137,391,579 on futures contracts. Other than the Sponsor’s fees of $8,016,035 and brokerage commissions and fees of $1,052,459, the Trust had no expenses during the nine months.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2018 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2018, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2018, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	52,363
Expiration date:	December 2018
Weighted-average price per contract:	$256.90
Notional amount (fair value):	$1,412,282,473

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 28, 2018, which was $269.71 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 5,000,000 Shares (100 Baskets) were redeemed during the quarter ended September 30, 2018.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/18 to 07/31/18	500,000	$17.60
08/01/18 to 08/31/18	4,400,000	16.89
09/01/18 to 09/30/18	100,000	17.16
Total	5,000,000	$16.96

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 6, 2018

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 6, 2018

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.