Form 10-K
period 2018-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2019-02-28
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

As of June 29, 2018, the aggregate market value of the shares held by non-affiliates was approximately $718,546,717. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

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

The activities of the Trust are generally limited to:

●	issuing Baskets in exchange for Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets);

●	consistent with its investment objective, establishing, maintaining and closing out positions in Index Futures and acquiring, holding and disposing of corresponding Collateral Assets;

●	paying out of its assets any expenses and liabilities of the Trust not assumed by the Sponsor; and

●	delivering proceeds consisting of Index Futures, cash and other Collateral Assets in exchange for Baskets surrendered for redemption.

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

The S&P GSCI-ER is calculated based on the same commodities that are included in the S&P GSCI™ Commodity Index (the “S&P GSCI™”), which is a production-weighted index of the prices of a diversified group of futures contracts on physical commodities. The S&P GSCI-ER reflects the return of an uncollateralized investment in the contracts comprising the S&P GSCI™, and in addition incorporates the economic effect of rolling the contracts included in the S&P GSCI™ as they near expiration. Rolling a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity.

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

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees; and

●	legal expenses relating to the Trust of up to $100,000 annually.

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

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust Agreement.

The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets.

The following expenses are paid out of the assets of the Trust:

●	any expenses of the Trust (including the Sponsor’s Fee) that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

●

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expense of any action taken by the Trustee or the Sponsor to protect the Trust and the rights and interests of holders of the Shares; and

●	any indemnification of the Sponsor, the Advisor or other agents, service providers or counterparties of the Trust.

The Trustee is also entitled to charge the Trust for all expenses and disbursements incurred by the Trustee in connection with the actions described in the second and third bullet points above, including fees and disbursements of its legal counsel; provided that the Trustee is not entitled to charge the Trust for (1) expenses and disbursements that were incurred by it before the Shares were publicly traded and (2) fees of agents for performing services that the Trustee is required under the Trust Agreement to perform.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co. LLC., J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., SG Americas Securities, LLC and UBS Securities LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

The first Index Futures were commodity excess return futures contracts on the S&P GSCI-ER, or “CERFs,” that were first listed and made available for trading on March 13, 2006. Until October 2010, these CERFs, which expired in March 2011, were the only Index Futures listed. In October 2010, the CME listed a second CERF, scheduled to expire in March 2014. In January 2014, the CME changed the listing cycle of Index Futures to include the nearest four months as contract months at any given point in time. The CME may at any time expand the listing cycle of Index Futures to include additional expiration dates, and may from time to time amend the rules applicable to the Index Futures. On April 8, 2013, the CME amended the rules applicable to the Index Futures then held by the Trust (through the iShares S&P GSCI™ Commodity-Indexed Investing Pool LLC (the “Investing Pool”), its now-dissolved subsidiary). In connection with these amendments, the Investing Pool recognized gain or loss for U.S. federal income tax purposes on each of its Index Futures positions, depending on the price at which each such position was established.

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

Generally, all references in this report to any methodology-related decisions made by the Index Sponsor represent decisions made by the Index Committee. The Index Committee has indicated that it may also make exceptions when applying the index methodology and rules described in its published materials, as summarized in this report. In addition to the daily governance of indices and maintenance of index methodologies, at least once within any 12-month period, the Index Committee reviews the methodology to ensure the indices continue to achieve the stated objectives, and that the data and methodology remain effective. In certain instances, the Index Sponsor may publish a consultation inviting comments from external parties.

In addition to the Index Committee, the Index Sponsor has established a commodity indexed advisory panel to assist it with the operation of the S&P GSCI™ (the “Commodity Index Advisory Panel”). The Commodity Index Advisory Panel meets on an annual basis and at other times at the request of the Index Committee. The principal purpose of the Commodity Index Advisory Panel is to advise the Index Committee with respect to, among other things, the calculation of the S&P GSCI™, the effectiveness of the S&P GSCI™ as a measure of commodity futures market performance and the need for changes in the composition or the methodology of the S&P GSCI™. The Commodity Index Advisory Panel acts solely in an advisory and consultative capacity. The Index Committee makes all decisions with respect to the composition, calculation and operation of the S&P GSCI™. Certain of the members of the Commodity Index Advisory Panel may be affiliated with clients of S&P. Also, certain of the members of the Commodity Index Advisory Panel may be affiliated with entities which, from time to time, may have investments linked to the S&P GSCI™, either through transactions in the contracts included in the S&P GSCI™, futures contracts on the S&P GSCI™ or derivative products linked to the S&P GSCI™.

Composition of the S&P GSCI™

Currently, in order to be included in the S&P GSCI™, a contract must be on a physical commodity and may not be on a financial commodity (e.g., securities, currencies, interest rates, etc.). The contracts on a particular commodity need not require physical delivery by their terms in order for the commodity to be considered a physical commodity. In addition, the contract must satisfy the following eligibility criteria:

(1)	The contract must have a specified expiration or term or provide in some other manner for delivery or settlement at a specified time, or within a specified time period, in the future.

(2)	The contract must, at any given point in time, be available for trading at least five months prior to its expiration or such other date or time period specified for delivery or settlement.

(3)

The trading facility on which the contract is traded must allow market participants to execute spread transactions, through a single order entry, between the pairs of contract expirations included in the S&P GSCI™ that, at any given point in time, will be involved in the rolls to be affected in the next three roll periods.

(4)

The contract must be denominated in U.S. dollars and traded on or through an exchange, facility or other platform, referred to as a “trading facility,” that has its principal place of business or operations in a country that is a member of the Organization for Economic Cooperation and Development during the relevant calculation period for the S&P GSCI™.

(5)

The price of the relevant contract that is used as a reference or benchmark by market participants, referred to as the “daily contract reference price,” generally must have been available on a continuous basis for at least two years prior to the proposed date of inclusion in the S&P GSCI™. In appropriate circumstances, the Index Sponsor may determine that a shorter time period is sufficient or that historical daily contract reference prices for that contract may be derived from daily contract reference prices for a similar or related contract.

(6)

Volume data with respect to the contract must be available, from sources that the Index Sponsor believes to be reasonably reliable, for at least the three months immediately preceding the date on which the determination is made.

(7)

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

(8)

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

(9)

A contract that is not included in the S&P GSCI™ at the time of determination and that is based on a commodity on which there are one or more contracts already included in the S&P GSCI™ at that time must, in order to be added to the S&P GSCI™ at that time, have an annualized total dollar value traded over the relevant period of at least $30 billion.

(10)

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

(11)

A contract that is already included in the S&P GSCI™ at the time of determination must, in order to continue to be included after that time, have a reference percentage dollar weight of at least 0.10%. The “reference percentage dollar weight” of a contract represents the current value of the quantity of the underlying commodity that is included in the S&P GSCI™ at a given time. This figure is determined by dividing (A) the product of the contract production weight of each contract, or “CPW,” and the average of its daily contract reference prices on the last day of each month during the relevant period, by (B) the sum of the products in (A) for all contracts included in the S&P GSCI™. The contract production weight of a contract is calculated by the Index Sponsor based on world production and trading volume.

(12)	A contract that is not included in the S&P GSCI™ at the time of determination must, in order to be added to the S&P GSCI™ at that time, have a reference percentage dollar weight of at least 1.00%.

(13)	In the event that two or more contracts on the same commodity satisfy the eligibility criteria:

(a)

Such contracts will be included in the S&P GSCI™ in the order of their respective total quantity traded during the relevant period (determined as the total quantity of the commodity underlying transactions in the relevant contract), with the contract having the highest total quantity traded being included first, provided that no further contracts will be included if such inclusion would result in the portion of the S&P GSCI™ attributable to that commodity exceeding a particular level; and

(b)

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2019, are as follows:

Commodity	Dollar Weights January 31, 2019(a)	Ticker(b)	Trading Facility
Crude Oil	26.42%	CL	NYM / ICE
Brent Crude Oil	18.61%	LCO	ICE - UK
Gasoil	5.56%	LGO	ICE - UK
Unleaded Gas	4.48%	RB	NYM
Copper	4.45%	MCU	LME
Heating Oil	4.45%	HO	NYM
Corn	4.36%	C	CBT
Aluminum	3.89%	MAL	LME
Gold	3.72%	GC	CMX
Live Cattle	3.48%	LC	CME
Soybeans	3.14%	S	CBT
Natural Gas	3.11%	NG	NYM / ICE
Chicago Wheat	2.77%	W	CBT
Lean Hogs	1.91%	LH	CME
Sugar	1.54%	SB	ICE - US
Cotton	1.41%	CT	ICE - US
Zinc	1.28%	MZN	LME
Feeder Cattle	1.27%	FC	CME
Kansas Wheat	1.15%	KW	KBT
Lead	0.78%	MPB	LME
Nickel	0.76%	MNI	LME
Coffee	0.72%	KC	ICE - US
Silver	0.42%	SI	CMX
Cocoa	0.32%	CC	ICE - US

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

Total Dollar Weight of the S&P GSCI™

The total dollar weight of the S&P GSCI™ is the sum of the dollar weights of each of the underlying commodities. The dollar weight of each such commodity on any given day is equal to:

●	the daily contract reference price;

●	multiplied by the appropriate CPW; and

●	during a roll period, the appropriate “roll weights” (discussed below).

The daily contract reference price used in calculating the dollar weight of each commodity on any given day is the most recent daily contract reference price made available by the relevant trading facility, except that the daily contract reference price for the most recent prior day is used if the exchange is closed or otherwise fails to publish a daily contract reference price on that day. In addition, if the trading facility fails to make a daily contract reference price available or publishes a daily contract reference price that, in the reasonable judgment of the Index Sponsor, reflects manifest error, the relevant calculation is delayed until the price is made available or corrected; provided, that, if the price is not made available or corrected by 4:00 p.m. (New York time), the Index Sponsor may determine the appropriate daily contract reference price for the applicable futures contract in its reasonable judgment for purposes of the relevant S&P GSCI™ calculation.

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

If on any day during a roll period any of the following conditions exists, the portion of the roll that would have taken place on that day is deferred until the next day on which these conditions do not exist:

●

the contract is not available for trading on that day, the related trading facility is not scheduled to be open for trading for at least three hours, or no daily contract reference price is available for a given Contract Expiration;

●	any such price represents the maximum or minimum price for that contract month, based on exchange price limits, referred to as a “Limit Price”;

●

the daily contract reference price published by the relevant trading facility reflects manifest error, or that price is not published by 4:00 p.m. (New York time). In that event, the Index Sponsor may, but is not required to, determine a daily contract reference price and complete the relevant portion of the roll based on that price; provided, that, if the trading facility publishes a price before the opening of trading on the next day, the Index Sponsor will revise the portion of the roll accordingly; or

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

Currently, the S&P GSCI-ER is comprised exclusively of futures contracts traded on DCMs, or regulated futures exchanges. The S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

If the Trust liquidates positions in Index Futures in order to satisfy redemption requests or to pay expenses and liabilities, it does so by entering sell orders with its Clearing FCM for execution on the Exchange. The resulting sales serve to offset a portion of the Trust’s long positions in Index Futures. However, in entering sell orders, the Trust is subject to the risk that temporary aberrations or distortions will occur in the market at the time these sales are effected and that the prices received by the Trust on its sales could be adversely affected, thereby adversely affecting the value of the Shares. Such aberrations or distortions could occur as a result of trading activities by other market participants or actions taken by the Clearing FCM, an Exchange, other self‑regulatory organizations or regulatory authorities, including the liquidation of the Trust’s Index Futures to satisfy applicable margin requirements. If the Trust’s Index Futures are liquidated at inopportune times or in a manner that causes a temporary market distortion, this may adversely affect the NAV and the value of your Shares.

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

The Trust’s ability to operate is dependent on the Sponsor, the Trustee, the Advisor and certain other key service providers and other parties.

The Trust’s ability to operate and to achieve its investment objective is dependent on a number of parties, including:

●	the Sponsor, who exercises general oversight and authority over the Trust;

●	the Trustee, who is responsible for the day-to-day administration of the Trust;

●	the Trust Administrator, who provides certain administrative and custodial services to the Trust;

●	the Advisor, who exercises general oversight over the Trust’s investment activities;

●	the Clearing FCM, through which the Trust transacts in Index Futures and maintains its Index Futures positions;

●	the Exchange, through which the Trust’s Index Futures transactions clear and settle;

●	the Index Sponsor, who maintains the Index, and whose affiliates own the rights to the Index on which the Trust’s investment objective is based;

●

the Authorized Participants, whose creation and redemption activities allow Index Futures and Collateral Assets to be converted to Shares and vice versa, to help maintain the relationship between the Index and the Shares; and

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

Although it is generally expected that the Trust’s direct service providers and agents will have disaster recovery or similar programs or safeguards in place to mitigate the effect of such unforeseen circumstances and events, there can be no assurance that these safeguards are in place for all parties whose activities may affect the performance of the Trust, or that these safeguards, even if implemented, will be successful in preventing losses associated with such unforeseen circumstances and events. Nor can there be any assurance that the systems and applications on which the Trust relies will continue to operate as intended. In addition to potentially causing performance failures at, or direct losses to, the Trust, any such unforeseen circumstances and events or operational failures may further distract the service providers, agents or personnel on which the Trust relies, reducing their ability to conduct the activities on which the Trust is dependent. These risks cannot be fully mitigated or prevented, and further efforts or expenditures to do so may not be cost‑effective, whether due to reduced benefits from implementing additional or redundant safeguards or due to increases in associated maintenance requirements and other expenses that may make it more costly for the Trust to operate in more typical circumstances.

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

Shareholders do not have the rights normally associated with ownership of common shares; the Sponsor and the Trustee exercise substantial control over the Trust.

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

The U.S. federal income tax rules that apply to partnerships are complex and their application is not always clear. Moreover, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded interests in partnerships. In addition, the Trust will report tax information to you on IRS Schedule K-1 with respect to the Shares. The Trustee shall deliver or cause to be delivered to each Shareholder an IRS Schedule K-1 as soon as practicable following each fiscal year but generally not later than March 15. Reporting on IRS Schedule K-1 may be somewhat more complex than comparable reporting on IRS Form 1099. Each Shareholder, by its acquisition of Shares, will be deemed to agree to allow brokers and nominees to provide to the Trust its name and address and the other information and forms as may be reasonably requested by the Trust for purposes of complying with their tax reporting and withholding obligations (and to waive any confidentiality rights with respect to the information and forms for this purpose) and to provide information or forms upon request.

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule K-1 to complete their income tax returns. The Trust will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the United States Internal Revenue Code of 1986, as amended, (the “Code”) or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

If the Trust were to fail to qualify as a partnership for U.S. federal income tax purposes, the Trust’s income and items of deduction would not pass through to the Shareholders, the Trust would be required to pay tax at corporate rates on any portion of the Trust’s net income that does not constitute tax-exempt income and distributions by the Trust to the Trust’s Shareholders would be taxable dividends to the extent of the Trust’s earnings and profits.

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is publicly traded, as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes qualifying income within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents and income from certain commodities transactions.

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

Under U.S. tax legislation enacted in 2017, referred to as the “Tax Cuts and Jobs Act” (the “TCJA”), Shareholders that are not U.S. persons could be subject to U.S. federal income tax, including a 10% withholding tax, on the disposition of their Shares.

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

Holders

The number of Shareholders of record of the Trust as of December 31, 2018 was approximately 19,839.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2018 and 2017. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

1,800,000 Shares (36 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2018.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/18 to 10/31/18	1,100,000	$17.85
11/01/18 to 11/30/18	700,000	16.75
12/01/18 to 12/31/18	—	—
Total	1,800,000	$17.42

Item 6. Selected Financial Data.

The following table summarizes the relevant 2018, 2017, 2016, 2015 and 2014 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on July 10, 2006.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Interest income	$24,497,221	$9,707,419	$2,294,340	$235,603	$517,085
Total gain (loss) on sales of short-term investments and futures contracts	(11,936,763)	3,413,696	76,413,800	(350,946,905)	(377,331,622)
Net income (loss)	(190,208,450)	80,418,616	83,661,845	(303,034,540)	(379,375,571)
Net income (loss) per Share	(2.29)	1.05	1.43	(7.24)	(11.24)
Net cash flows	(31,752,982)	6,509,341	27,537,189	(4,269,930)	920,588
Total assets	1,210,680,592	1,394,262,398	1,037,639,389	666,369,539	798,917,906

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2018 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income	$4,712,520	$5,985,450	$6,489,609	$7,309,642
Total gain (loss) on sales of short-term investments and futures contracts	85,259,815	87,475,683	(28,045,003)	(156,627,258)
Net income (loss)	25,665,639	109,455,498	10,296,815	(335,626,402)
Net income (loss) per Share	0.29	1.31	0.13	(4.12)
Net cash flows	(16,049,234)	(2,157,315)	2,316,900	(15,863,333)
Total assets	1,437,043,287	1,482,591,604	1,418,294,145	1,210,680,592

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

Introduction

The Trust was originally part of a two-tiered structure that transacted in Index Futures through its subsidiary, the Investing Pool. Following the close of business on December 31, 2013, the Investing Pool was liquidated and the interests in the Investing Pool held by the Trust and the Investing Pool’s manager were redeemed for all assets and liabilities held by the Investing Pool. As a result of the liquidation of the Investing Pool, the Trust now holds and transacts in Index Futures directly. Historical results reflect the Trust’s activities, had it conducted its activities directly rather than through the Investing Pool.

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2018 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,209,866,609 at December 31, 2018. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 86,500,000 Shares at December 31, 2018.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2018, 2017 and 2016:

Results of Operations

The Year Ended December 31, 2018

The Trust’s net asset value decreased from $1,393,408,765 at December 31, 2017 to $1,209,866,609 at December 31, 2018. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 85,400,000 Shares at December 31, 2017 to 86,500,000 Shares at December 31, 2018, a consequence of 17,100,000 Shares (342 Baskets) being created and 16,000,000 Shares (320 Baskets) being redeemed during the year.

The 14.28% decline in the Trust’s NAV from $16.32 at December 31, 2017 to $13.99 at December 31, 2018 is directly related to the 15.08% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from Treasury bills.

Net decrease in net assets resulting from operations for the year ended December 31, 2018 was $190,208,450, resulting from a net realized and unrealized loss of $202,780,767, offset by a net investment income of $12,572,317. For the year ended December 31, 2018, the Trust had a net realized and unrealized gain of $ 81,073 on short-term investments and a net realized and unrealized loss of $202,861,840 on futures contracts. Other than the Sponsor’s Fees of $10,502,114 and brokerage commissions and fees of $1,422,790, the Trust had no expenses during the year.

The Year Ended December 31, 2017

The Trust’s net asset value increased from $1,035,799,565 at December 31, 2016 to $1,393,408,765 at December 31, 2017. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 66,300,000 Shares at December 31, 2016 to 85,400,000 Shares at December 31, 2017, a consequence of 24,050,000 Shares (481 Baskets) being created and 4,950,000 Shares (99 Baskets) being redeemed during the year. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

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

The Year Ended December 31, 2016

The Trust’s net asset value increased from $665,939,247 at December 31, 2015 to $1,035,799,565 at December 31, 2016. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 46,850,000 Shares at December 31, 2015 to 66,300,000 Shares at December 31, 2016, a consequence of 27,700,000 Shares (554 Baskets) being created and 8,250,000 Shares (165 Baskets) being redeemed during the year. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2018 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2018, interest income was $24,497,221, while the Sponsor’s Fees totaled $10,502,114. For the year ended December 31, 2017, interest income was $9,707,419, while the Sponsor’s Fees totaled $8,530,039. For the year ended December 31, 2016, interest income was $2,294,340, while the Sponsor’s Fees totaled $6,359,820. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2018, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2018, the Trust’s open Index Futures long positions were as follows:

Number of contracts	57,905
Expiration date	March 2019
Weighted-average price per contract	$227.38
Notional amount (fair value)	$1,200,110,078

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2018, which was $207.26 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2018 and 2017.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Investment Income
Interest	$4,712,520	$5,985,450	$6,489,609	$7,309,642
Total investment income	4,712,520	5,985,450	6,489,609	7,309,642
Expenses
Sponsor’s fees	2,662,720	2,722,583	2,630,732	2,486,079
Brokerage commissions and fees	368,056	349,749	334,654	370,331
Total expenses	3,030,776	3,072,332	2,965,386	2,856,410
Net investment income	1,681,744	2,913,118	3,524,223	4,453,232
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,075	(457)	1,276	1,449
Futures contracts	85,258,740	87,476,140	(28,046,279)	(156,628,707)
Net realized gain (loss)	85,259,815	87,475,683	(28,045,003)	(156,627,258)
Net change in unrealized appreciation/depreciation on:
Short-term investments	29,947	173,937	(298,490)	172,336
Futures contracts	(61,305,867)	18,892,760	35,116,085	(183,624,712)
Net change in unrealized appreciation/depreciation	(61,275,920)	19,066,697	34,817,595	(183,452,376)
Net realized and unrealized gain (loss)	23,983,895	106,542,380	6,772,592	(340,079,634)
Net increase (decrease) in net assets resulting from operations	$25,665,639	$109,455,498	$10,296,815	$(335,626,402)
Net increase (decrease) in net assets per Share	$0.29	$1.31	$0.13	$(4.12)

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Investment Income
Interest	$1,386,804	$1,908,967	$2,840,242	$3,571,406
Total investment income	1,386,804	1,908,967	2,840,242	3,571,406
Expenses
Sponsor’s fees	1,987,888	1,905,690	2,193,713	2,442,748
Brokerage commissions and fees	328,136	311,842	342,582	355,312
Total expenses	2,316,024	2,217,532	2,536,295	2,798,060
Net investment income (loss)	(929,220)	(308,565)	303,947	773,346
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,073	3,899	(3,035)	875
Futures contracts	(36,127,796)	(90,226,772)	59,051,109	70,714,343
Net realized gain (loss)	(36,126,723)	(90,222,873)	59,048,074	70,715,218
Net change in unrealized appreciation/depreciation on:
Short-term investments	(6,638)	26,744	88,547	(167,987)
Futures contracts	(21,151,385)	34,319,883	18,652,534	45,403,714
Net change in unrealized appreciation/depreciation	(21,158,023)	34,346,627	18,741,081	45,235,727
Net realized and unrealized gain (loss)	(57,284,746)	(55,876,246)	77,789,155	115,950,945
Net increase (decrease) in net assets resulting from operations	$(58,213,966)	$(56,184,811)	$78,093,102	$116,724,291
Net increase (decrease) in net assets per Share	$(0.82)	$(0.79)	$0.96	$1.40

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Jack Gee is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Jack Gee and Paul Lohrey.

Paul Lohrey, CFA, 56, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Since May 2016, Mr. Lohrey has served as an officer of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Jack Gee, 59, became a principal of the Sponsor in September 2011 and serves as its Chief Financial Officer. Since December 2011, Mr. Gee was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, and serves as its Chief Financial Officer, Chief Operating Officer and Director. Mr. Gee served as Director of US Fund Administration of BlackRock Institutional Trust Company N.A., a national banking association, a commodity pool operator and a commodity trading advisor registered with the CFTC, from September 2004 to January 2010. Since January 2010, Mr. Gee has served as Managing Director, performing supervisory and managerial functions, of BlackRock. Prior to joining BlackRock, Mr. Gee served as Chief Financial Officer of Parnassus Investments, an investment adviser registered with the SEC, from March 2004 to September 2004; Chief Financial Officer of Cazenave Partners, an investment adviser registered with the SEC, from October 2003 to March 2004; Controller of Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare market, from October 2002 to October 2003; Chief Financial Officer of Fremont Investment Advisors, Inc., an investment adviser formerly registered with the SEC, from October 1997 to September 2002. Mr. Gee earned a Bachelor of Science in accounting from the California State University in 1982.

Philip Jensen, 60, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 67, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 72, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2018, the Trust has incurred a Sponsor’s Fee of $10,502,114.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2018 and 2017.

	2018	2017
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees(b)	278,830	278,830
All other fees	—	—
	$342,630	$342,630

(a)	Amount represents fees billed for review of the regulatory filings.
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

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2018 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

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

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® S&P GSCI™ Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) as of December 31, 2018 and 2017, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 28, 2019

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2018 and 2017

	December 31,
	2018	2017
Assets
Cash	$10,033,297	$41,786,279
Short-term investments(a)	1,135,484,485	1,303,307,115
Short-term investments held at broker (restricted)(b)	64,242,167	40,347,527
Receivable for capital Shares sold	—	3,263,400
Receivable for variation margin on open futures contracts (Note 9)	920,643	5,558,077
Total Assets	1,210,680,592	1,394,262,398

Liabilities
Sponsor’s fees payable	805,937	847,758
Brokerage commissions and fees payable	8,046	5,875
Total Liabilities	813,983	853,633

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,209,866,609	$1,393,408,765

Shares issued and outstanding(c)	86,500,000	85,400,000
Net asset value per Share (Note 2G)	$13.99	$16.32

(a)	Cost of short-term investments: $1,135,426,788 and $1,303,324,809, respectively.
(b)	Cost of short-term investments held at broker (restricted): $64,238,656 and $40,346,355, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Investment Income
Interest	$24,497,221	$9,707,419	$2,294,340
Total investment income	24,497,221	9,707,419	2,294,340

Expenses
Sponsor’s fees	10,502,114	8,530,039	6,359,820
Brokerage commissions and fees	1,422,790	1,337,872	1,036,318
Total expenses	11,924,904	9,867,911	7,396,138
Net investment income (loss)	12,572,317	(160,492)	(5,101,798)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	3,343	2,812	50,156
Futures contracts	(11,940,106)	3,410,884	76,363,644
Net realized gain (loss)	(11,936,763)	3,413,696	76,413,800
Net change in unrealized appreciation/depreciation on:
Short-term investments	77,730	(59,334)	20,363
Futures contracts	(190,921,734)	77,224,746	12,329,480
Net change in unrealized appreciation/depreciation	(190,844,004)	77,165,412	12,349,843
Net realized and unrealized gain (loss)	(202,780,767)	80,579,108	88,763,643

Net increase (decrease) in net assets resulting from operations	$(190,208,450)	$80,418,616	$83,661,845

Net increase (decrease) in net assets per Share(a)	$(2.29)	$1.05	$1.43

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Net Assets, Beginning of Year	$1,393,408,765	$1,035,799,565	$665,939,247

Operations:
Net investment income (loss)	12,572,317	(160,492)	(5,101,798)
Net realized gain (loss)	(11,936,763)	3,413,696	76,413,800
Net change in unrealized appreciation/depreciation	(190,844,004)	77,165,412	12,349,843
Net increase (decrease) in net assets resulting from operations	(190,208,450)	80,418,616	83,661,845

Capital Share Transactions:
Contributions for Shares issued	277,791,824	349,609,325	401,401,707
Distributions for Shares redeemed	(271,125,530)	(72,418,741)	(115,203,234)
Net increase in net assets from capital share transactions	6,666,294	277,190,584	286,198,473

Increase (decrease) in net assets	(183,542,156)	357,609,200	369,860,318

Net Assets, End of Year	$1,209,866,609	$1,393,408,765	$1,035,799,565

Shares issued and redeemed
Shares issued	17,100,000	24,050,000	27,700,000
Shares redeemed	(16,000,000)	(4,950,000)	(8,250,000)
Net increase in Shares issued and outstanding	1,100,000	19,100,000	19,450,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(190,208,450)	$80,418,616	$83,661,845
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(14,886,123,153)	(7,773,697,622)	(5,383,498,689)
Sales/maturities of short-term investments	15,054,622,653	7,442,051,201	5,035,429,323
Accretion of discount	(24,490,437)	(9,702,292)	(2,294,182)
Net realized (gain) loss on short-term investments	(3,343)	(2,812)	(50,156)
Net change in unrealized appreciation/depreciation on short-term investments	(77,730)	59,334	(20,363)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	4,637,434	(5,558,077)	6,701,406
Payable for variation margin on open futures contracts	—	(1,187,213)	1,187,213
Sponsor’s fees payable	(41,821)	206,124	211,342
Brokerage commissions and fees payable	2,171	(5,102)	10,977
Net cash provided by (used in) operating activities	(41,682,676)	(267,417,843)	(258,661,284)

Cash Flows from Financing Activities
Contributions for Shares issued	281,055,224	346,345,925	401,401,707
Distributions for Shares redeemed	(271,125,530)	(72,418,741)	(115,203,234)
Net cash provided by (used in) financing activities	9,929,694	273,927,184	286,198,473
Net increase (decrease) in cash and cash equivalents	(31,752,982)	6,509,341	27,537,189

Cash
Beginning of year
Unrestricted – cash	41,786,279	35,276,938	7,739,749

End of year
Unrestricted – cash	$10,033,297	$41,786,279	$35,276,938

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At  December 31, 2018 and 2017

December 31, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.08% – 2.25% due 01/03/19	$16,000,000	$15,999,000
2.32% due 01/08/19	200,000,000	199,925,084
2.30% due 01/10/19	145,000,000	144,927,380
2.29% due 01/15/19	200,000,000	199,835,784
2.30% – 2.33% due 01/22/19	350,000,000	349,552,777
2.28% due 01/24/19	180,000,000	179,748,925
2.40% due 01/29/19	50,000,000	49,909,343
2.41% due 02/14/19	60,000,000	59,828,359
Total U.S. Treasury bills (Cost: $1,199,665,444)		1,199,726,652

Total Investments – 99.16%		1,199,726,652
Other Assets, Less Liabilities – 0.84%		10,139,957
Net Assets – 100.00%		$1,209,866,609

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
57,905	March 2019	$1,200,110,078	$(116,523,249)

December 31, 2017

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.17% – 1.20% due 01/04/18	$116,000,000	$115,992,693
1.11% – 1.21% due 01/18/18	144,000,000	143,920,719
1.20% due 01/25/18	142,000,000	141,888,412
1.15% due 02/01/18	434,500,000	434,041,811
1.31% due 03/08/18	509,000,000	507,811,007
Total U.S. Treasury bills (Cost: $1,343,671,164)		1,343,654,642

Total Investments – 96.43%		1,343,654,642
Other Assets, Less Liabilities – 3.57%		49,754,123
Net Assets – 100.00%		$1,393,408,765

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2017, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,905	March 2018	$1,388,834,811	$74,398,485

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2018

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

The Trust considers cash as currencies deposited in one or more bank account. Cash is presented on the Statement of Cash Flows as unrestricted cash.

D.	Short-Term Investments

Short-term investments on the statements of assets and liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of December 31, 2018 and December 31, 2017, the Trust had restricted short-term investments held at the broker of $64,242,167 and $40,347,527, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2018, inclusive of the open tax return years, does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2018, 2017 and 2016.

	December 31,
	2018	2017	2016

Net asset value per Share, beginning of year	$16.32	$15.62	$14.21

Net investment income (loss)(a)	0.15	(0.00) (b)	(0.09)
Net realized and unrealized gain (loss)(c)	(2.48)	0.70	1.50
Net increase (decrease) in net assets from operations	(2.33)	0.70	1.41
Net asset value per Share, end of year	$13.99	$16.32	$15.62

Total return, at net asset value(d)	(14.28)%	4.48%	9.92%

Ratio to average net assets:
Net investment income (loss)	0.90%	(0.01)%	(0.60)%
Expenses	0.85%	0.87%	0.87%

(a)	Based on average Shares outstanding during the period.
(b)	Rounds to less than $0.01.
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(d)	Based on the change in net asset value of a Share during the period.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2018 and the year ended December 31, 2017, the average month-end notional amounts of open Index Futures were $ 1,392,468,027 and $1,144,402,412, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2018 and December 31, 2017:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$920,643	Payable for variation margin on open futures contracts	$—

December 31, 2017
Commodity contracts	Receivable for variation margin on open futures contracts	$5,558,077	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2018, 2017 and 2016:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$(11,940,106)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(190,921,734)

December 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$3,410,884	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	77,224,746

December 31, 2016
Commodity contracts	Net realized gain (loss) from futures contracts	$76,363,644	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	12,329,480

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
December 31, 2018
Futures contracts(a)	$(116,523,249)	$—	$—	$(116,523,249)
U.S. Treasury bills	—	1,199,726,652	—	1,199,726,652

December 31, 2017
Futures contracts(a)	$74,398,485	$—	$—	$74,398,485
U.S. Treasury bills	—	1,343,654,642	—	1,343,654,642

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 28, 2019

/s/ Jack Gee

Jack Gee

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 28, 2019

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 28, 2019

/s/ Peter Landini

Peter Landini

Director

Date:	February 28, 2019

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 28, 2019

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.