Form 10-Q
period 2019-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2019-05-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	GSG	NYSE Arca, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Cash	$15,048,775	$10,033,297
Short-term investments(a)	1,187,798,473	1,135,484,485
Short-term investments held at the broker (restricted)(b)	59,981,850	64,242,167
Receivable for variation margin on open futures contracts (Note 9)	4,337,757	920,643
Total Assets	1,267,166,855	1,210,680,592

Liabilities
Payable for capital shares redeemed	33,554,932	—
Sponsor’s fees payable	811,967	805,937
Brokerage commissions and fees payable	—	8,046
Total Liabilities	34,366,899	813,983

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,232,799,956	$1,209,866,609

Shares issued and outstanding(c)	77,150,000	86,500,000
Net asset value per Share (Note 2G)	$15.98	$13.99

(a)	Cost of short-term investments: $1,187,607,478 and $1,135,426,788, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $59,973,519 and $64,238,656, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018
Investment Income
Interest	$7,210,614	$4,712,520
Total investment income	7,210,614	4,712,520

Expenses
Sponsor’s fees	2,382,431	2,662,720
Brokerage commissions and fees	337,146	368,056
Total expenses	2,719,577	3,030,776
Net investment income	4,491,037	1,681,744

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	101	1,075
Futures contracts	1,925,231	85,258,740
Net realized gain	1,925,332	85,259,815
Net change in unrealized appreciation/depreciation on:
Short-term investments	138,118	29,947
Futures contracts	163,758,363	(61,305,867)
Net change in unrealized appreciation/depreciation	163,896,481	(61,275,920)
Net realized and unrealized gain	165,821,813	23,983,895

Net increase in net assets resulting from operations	$170,312,850	$25,665,639

Net increase in net assets per Share(a)	$2.04	$0.29

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2019 and the year ended December 31, 2018

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Net Assets, Beginning of Period	$1,209,866,609	$1,393,408,765

Operations:
Net investment income	4,491,037	12,572,317
Net realized gain (loss)	1,925,332	(11,936,763)
Net change in unrealized appreciation/depreciation	163,896,481	(190,844,004)
Net increase (decrease) in net assets resulting from operations	170,312,850	(190,208,450)

Capital Share Transactions:
Contributions for Shares issued	24,217,916	277,791,824
Distributions for Shares redeemed	(171,597,419)	(271,125,530)
Net increase (decrease) in net assets from capital share transactions	(147,379,503)	6,666,294

Increase (decrease) in net assets	22,933,347	(183,542,156)

Net Assets, End of Period	$1,232,799,956	$1,209,866,609

Shares issued and redeemed
Shares issued	1,700,000	17,100,000
Shares redeemed	(11,050,000)	(16,000,000)
Net increase (decrease) in Shares issued and outstanding	(9,350,000)	1,100,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$170,312,850	$25,665,639
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,810,580,854)	(2,112,897,777)
Sales/maturities of short-term investments	2,769,870,170	2,049,988,029
Accretion of discount	(7,204,768)	(4,710,830)
Net realized (gain) loss on short-term investments	(101)	(1,075)
Net change in unrealized appreciation/depreciation on short-term investments	(138,118)	(29,947)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(3,417,114)	5,558,077
Sponsor’s fees payable	6,030	61,468
Brokerage commissions and fees payable	(8,046)	(256)
Net cash provided by (used in) operating activities	118,840,049	(36,366,672)

Cash Flows from Financing Activities
Contributions for Shares issued	24,217,916	95,833,665
Distributions for Shares redeemed	(138,042,487)	(75,516,227)
Net cash provided by (used in) financing activities	(113,824,571)	20,317,438
Net increase (decrease) in cash and cash equivalents	5,015,478	(16,049,234)

Cash
Beginning of period
Unrestricted – cash	10,033,297	41,786,279

End of period
Unrestricted – cash	$15,048,775	$25,737,045

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2019 and December 31, 2018

March 31, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a):
2.40% due 04/09/19	$100,000,000	$99,947,167
2.44% due 04/11/19	200,000,000	199,868,092
2.42% due 04/16/19	160,000,000	159,842,167
2.42% due 04/18/19	185,000,000	184,793,390
2.44% due 04/23/19	71,000,000	70,896,329
2.42% due 04/25/19	50,000,000	49,922,042
2.45% due 05/02/19	100,000,000	99,797,747
2.42% due 05/09/19(b)	123,900,000	123,590,697
2.46% due 05/21/19	20,000,000	19,935,625
2.43% – 2.46% due 05/23/19	240,000,000	239,187,067
Total U.S. Treasury bills (Cost: $1,247,580,997)		1,247,780,323

Total Investments – 101.22%		1,247,780,323
Other Assets, Less Liabilities – (1.22)%		(14,980,367)
Net Assets – 100.00%		$1,232,799,956

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
52,239	June 2019	$1,233,002,341	$47,235,114

December 31, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.08% – 2.25% due 01/03/19	$16,000,000	$15,999,000
2.32% due 01/08/19	200,000,000	199,925,084
2.30% due 01/10/19	145,000,000	144,927,380
2.29% due 01/15/19	200,000,000	199,835,784
2.30% – 2.33% due 01/22/19	350,000,000	349,552,777
2.28% due 01/24/19	180,000,000	179,748,925
2.40% due 01/29/19	50,000,000	49,909,343
2.41% due 02/14/19	60,000,000	59,828,359
Total U.S. Treasury bills (Cost: $1,199,665,444)		1,199,726,652

Total Investments – 99.16%		1,199,726,652
Other Assets, Less Liabilities – 0.84%		10,139,957
Net Assets – 100.00%		$1,209,866,609

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
57,905	March 2019	$1,200,110,078	$(116,523,249)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2019

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the SEC on February 28, 2019.

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

As of March 31, 2019 and December 31, 2018, the Trust had restricted short-term investments held at the broker of $59,981,850 and $64,242,167, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2019 and 2018.

	Three months Ended March 31,
	2019	2018
Net asset value per Share, beginning of period	$13.99	$16.32

Net investment income(a)	0.05	0.02
Net realized and unrealized gain(b)	1.94	0.29
Net increase in net assets from operations	1.99	0.31
Net asset value per Share, end of period	$15.98	$16.63

Total return, at net asset value(c)(d)	14.22%	1.90%

Ratio to average net assets:
Net investment income(e)	1.41%	0.47%
Expenses(e)	0.86%	0.85%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2019 and the year ended December 31, 2018, the average month-end notional amounts of open Index Futures were $1,248,164,462 and $1,392,468,027, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2019 and December 31, 2018:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$4,337,757	Payable for variation margin on open futures contracts	$—

December 31, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$920,643	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2019 and 2018:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$1,925,231	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	163,758,363
Three Months Ended March 31, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$85,258,740	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(61,305,867)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
March 31, 2019
Futures contracts(a)	$47,235,114	$—	$—	$47,235,114
U.S. Treasury bills	—	1,247,780,323	—	1,247,780,323

December 31, 2018
Futures contracts(a)	$(116,523,249)	$—	$—	$(116,523,249)
U.S. Treasury bills	—	1,199,726,652	—	1,199,726,652

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward‑looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Results of Operations

The Quarter Ended March 31, 2019

The Trust’s net asset value increased from $1,209,866,609 at December 31, 2018 to $1,232,799,956 at March 31, 2019. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 86,500,000 Shares at December 31, 2018 to 77,150,000 Shares at March 31, 2019, a consequence of 1,700,000 Shares (34 Baskets) being created and 11,050,000 Shares (221 Baskets) being redeemed during the quarter.

The 14.22% increase in the Trust’s NAV from $13.99 at December 31, 2018 to $15.98 at March 31, 2019 is directly related to the 13.88% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net increase in net assets resulting from operations for the quarter ended March 31, 2019 was $170,312,850, resulting from a net investment income of $4,491,037 and a net realized and unrealized gain of $165,821,813. For the quarter ended March 31, 2019, the Trust had a net realized and unrealized gain of $138,219 on short-term investments and a net realized and unrealized gain of $165,683,594 on futures contracts. Other than the Sponsor’s fees of $2,382,431 and brokerage commissions and fees of $337,146, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2019 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2019, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2019, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	52,239
Expiration date:	June 2019
Weighted-average price per contract:	$226.99
Notional amount (fair value):	$1,233,002,341

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2019, which was $236.03 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 11,050,000 Shares (221 Baskets) were redeemed during the quarter ended March 31, 2019.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/19 to 01/31/19	3,600,000	$15.12
02/01/19 to 02/28/19	3,300,000	15.43
03/01/19 to 03/31/19	4,150,000	15.95
Total	11,050,000	$15.54

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K filed on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration statement No. 333-193156 filed on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333‑193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 7, 2019

/s/ Mary Cronin

Mary Cronin

Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 7, 2019

*	The registrant is a trust and the persons are signing in their respective capacities as officers or iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.