Form 10-Q
period 2019-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2019-08-06
CIK 1332174

TableofContents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, the Registrant had 55,550,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
Assets
Cash	$26,825,746	$10,033,297
Short-term investments(a)	882,775,554	1,135,484,485
Short-term investments held at the broker (restricted)(b)	36,867,601	64,242,167
Receivable for variation margin on open futures contracts (Note 9)	—	920,643
Total Assets	946,468,901	1,210,680,592

Liabilities
Payable for capital shares redeemed	58,162,788	—
Payable for variation margin on open futures contracts (Note 9)	11,385,911	—
Sponsor’s fees payable	585,476	805,937
Brokerage commissions and fees payable	—	8,046
Total Liabilities	70,134,175	813,983

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$876,334,726	$1,209,866,609

Shares issued and outstanding(c)	55,750,000	86,500,000
Net asset value per Share (Note 2G)	$15.72	$13.99

(a)	Cost of short-term investments: $882,377,666 and $1,135,426,788, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $36,850,704 and $64,238,656, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment Income
Interest	$6,522,254	$5,985,450	$13,732,868	$10,697,970
Total investment income	6,522,254	5,985,450	13,732,868	10,697,970

Expenses
Sponsor’s fees	2,074,766	2,722,583	4,457,197	5,385,303
Brokerage commissions and fees	259,443	349,749	596,589	717,805
Total expenses	2,334,209	3,072,332	5,053,786	6,103,108
Net Investment income	4,188,045	2,913,118	8,679,082	4,594,862

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	8,155	(457)	8,256	618
Futures contracts	(12,341,801)	87,476,140	(10,416,570)	172,734,880
Net realized gain (loss)	(12,333,646)	87,475,683	(10,408,314)	172,735,498
Net change in unrealized appreciation/depreciation on:
Short-term investments	215,459	173,937	353,577	203,884
Futures contracts	(7,677,541)	18,892,760	156,080,822	(42,413,107)
Net change in unrealized appreciation/depreciation	(7,462,082)	19,066,697	156,434,399	(42,209,223)
Net realized and unrealized gain (loss)	(19,795,728)	106,542,380	146,026,085	130,526,275

Net increase (decrease) in net assets resulting from operations	$(15,607,683)	$109,455,498	$154,705,167	$135,121,137

Net increase (decrease) in net assets per Share(a)	$(0.23)	$1.31	$2.03	$1.58

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2019

Six months Ended June 30, 2019
Net Assets at December 31, 2018	$1,209,866,609

Operations:
Net investment income	4,491,037
Net realized gain	1,925,332
Net change in unrealized appreciation/depreciation	163,896,481
Net increase in net assets resulting from operations	170,312,850

Capital Share Transactions:
Contributions for Shares issued	24,217,916
Distributions for Shares redeemed	(171,597,419)
Net decrease in net assets from capital share transactions	(147,379,503)

Increase in net assets	22,933,347

Net Assets at March 31, 2019	$1,232,799,956

Operations:
Net investment income	4,188,045
Net realized loss	(12,333,646)
Net change in unrealized appreciation/depreciation	(7,462,082)
Net decrease in net assets resulting from operations	(15,607,683)

Capital Share Transactions:
Contributions for Shares issued	891,320
Distributions for Shares redeemed	(341,748,867)
Net decrease in net assets from capital share transactions	(340,857,547)

Decrease in net assets	(356,465,230)

Net Assets at June 30, 2019	$876,334,726

Shares issued and redeemed
Shares issued	1,750,000
Shares redeemed	(32,500,000)
Net decrease in Shares issued and outstanding	(30,750,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the six months ended June 30, 2018

Six months Ended June 30, 2018
Net Assets at December 31, 2017	$1,393,408,765

Operations:
Net investment income	1,681,744
Net realized gain	85,259,815
Net change in unrealized appreciation/depreciation	(61,275,920)
Net increase in net assets resulting from operations	25,665,639

Capital Share Transactions:
Contributions for Shares issued	92,570,265
Distributions for Shares redeemed	(75,516,227)
Net increase in net assets from capital share transactions	17,054,038

Increase in net assets	42,719,677

Net Assets at March 31, 2018	$1,436,128,442

Operations:
Net investment income	2,913,118
Net realized gain	87,475,683
Net change in unrealized appreciation/depreciation	19,066,697
Net increase in net assets resulting from operations	109,455,498

Capital Share Transactions:
Contributions for Shares issued	15,525,326
Distributions for Shares redeemed	(79,408,752)
Net decrease in net assets from capital share transactions	(63,883,426)

Increase in net assets	45,572,072

Net Assets at June 30, 2018	$1,481,700,514

Shares issued and redeemed
Shares issued	6,450,000
Shares redeemed	(9,200,000)
Net decrease in Shares issued and outstanding	(2,750,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$154,705,167	$135,121,137
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(4,662,031,173)	(6,548,975,208)
Sales/maturities of short-term investments	4,956,202,455	6,463,712,100
Accretion of discount	(13,725,952)	(10,696,216)
Net realized (gain) loss on short-term investments	(8,256)	(618)
Net change in unrealized appreciation/depreciation on short-term investments	(353,577)	(203,884)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	920,643	(13,635,329)
Payable for variation margin on open futures contracts	11,385,911	—
Sponsor’s fees payable	(220,461)	37,819
Brokerage commissions and fees payable	(8,046)	(362)
Net cash provided by (used in) operating activities	446,866,711	25,359,439

Cash Flows from Financing Activities
Contributions for Shares issued	25,109,236	111,358,991
Distributions for Shares redeemed	(455,183,498)	(154,924,979)
Net cash provided by (used in) financing activities	(430,074,262)	(43,565,988)
Net increase (decrease) in cash	16,792,449	(18,206,549)

Cash
Beginning of period
Unrestricted – cash	10,033,297	41,786,279

End of period
Unrestricted – cash	$26,825,746	$23,579,730

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At  June 30, 2019 and  December 31, 2018

June 30, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.44% due 07/02/19	$20,000,000	$19,998,922
2.26% – 2.42% due 07/05/19	205,000,000	204,955,579
2.41% due 07/09/19	150,000,000	149,935,500
2.10% due 07/16/19	25,000,000	24,978,659
2.40% due 07/25/19	15,000,000	14,980,500
2.05% – 2.36% due 08/01/19	130,000,000	129,774,992
2.42% due 08/08/19(a)	70,000,000	69,847,697
2.36% due 08/15/19	100,000,000	99,738,437
2.36% due 11/07/19	107,000,000	106,209,202
2.38% due 11/14/19	100,000,000	99,223,667
Total U.S. Treasury bills (Cost: $919,228,370)		919,643,155

Total Investments – 104.94%		919,643,155
Other Assets, Less Liabilities – (4.94)%		(43,308,429)
Net Assets – 100.00%		$876,334,726

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2019, the open S&P GSCI-ER futures contracts were as follows:

			Net Unrealized Appreciation
Number of Contracts	Expiration Date	Current Notional Amount	(Depreciation)
37,905	September 17, 2019	$876,818,460	$39,557,573

December31,2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.08% – 2.25% due 01/03/19	$16,000,000	$15,999,000
2.32% due 01/08/19	200,000,000	199,925,084
2.30% due 01/10/19	145,000,000	144,927,380
2.29% due 01/15/19	200,000,000	199,835,784
2.30% – 2.33% due 01/22/19	350,000,000	349,552,777
2.28% due 01/24/19	180,000,000	179,748,925
2.40% due 01/29/19	50,000,000	49,909,343
2.41% due 02/14/19	60,000,000	59,828,359
Total U.S. Treasury bills (Cost: $1,199,665,444)		1,199,726,652

Total Investments – 99.16%		1,199,726,652
Other Assets, Less Liabilities – 0.84%		10,139,957
Net Assets – 100.00%		$1,209,866,609

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2018, the open S&P GSCI-ER futures contracts were as follows:

			Net Unrealized Appreciation
Number of Contracts	Expiration Date	Current Notional Amount	(Depreciation)
57,905	March 15, 2019	$1,200,110,078	$(116,523,249)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2019

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

As of June 30, 2019 and December 31, 2018, the Trust had restricted short-term investments held at the broker of $36,867,601 and $64,242,167, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives a fee from the Trust that accrues daily at an annualized rate equal to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets.

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor, the Trust Administrator, the processing agent and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the SEC, (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $100,000 annually.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net asset value per Share, beginning of period	$15.98	$16.63	$13.99	$16.32

Net investment income(a)	0.06	0.03	0.11	0.05
Net realized and unrealized gain (loss)(b)	(0.32)	1.27	1.62	1.56
Net increase (decrease) in net assets from operations	(0.26)	1.30	1.73	1.61
Net asset value per Share, end of period	$15.72	$17.93	$15.72	$17.93

Total return, at net asset value(c)(d)	(1.63)%	7.82%	12.37%	9.87%

Ratio to average net assets:
Net investment income(e)	1.52%	0.80%	1.46%	0.64%
Expenses(e)	0.85%	0.85%	0.85%	0.85%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2019 and the year ended December 31, 2018, the average month-end notional amounts of open Index Futures were $1,140,717,884 and $1,392,468,027, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2019 and December 31, 2018:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,385,911

December31,2018
Commodity contracts	Receivable for variation margin on open futures contracts	$920,643	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six months ended June 30, 2019 and 2018:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$(12,341,801)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,677,541)

Three Months Ended June 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$87,476,140	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	18,892,760

Six Months Ended June 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$(10,416,570)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	156,080,822

Six Months Ended June 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$172,734,880	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(42,413,107)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
June 30, 2019
Futures contracts(a)	$39,557,573	$—	$—	$39,557,573
U.S. Treasury bills	—	919,643,155	—	919,643,155

December31,2018
Futures contracts(a)	$(116,523,249)	$—	$—	$(116,523,249)
U.S. Treasury bills	—	1,199,726,652	—	1,199,726,652

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2019

The net asset value of the Trust decreased from $1,232,799,956 at March 31, 2019 to $876,334,726 at June 30, 2019. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 77,150,000 Shares at March 31, 2019 to 55,750,000 Shares at June 30, 2019, a consequence of 50,000 Shares (1 Basket) being created and 21,450,000 Shares (429 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 1.63% decrease in the NAV from $15.98 at March 31, 2019 to $15.72 at June 30, 2019 is directly related to the 2.00% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2019 was $15,607,683, resulting from a net investment income of $4,188,045 and a net realized and unrealized loss of $19,795,728. For the quarter ended June 30, 2019, the Trust had a net realized and unrealized gain of $223,614 on short-term investments and a net realized and unrealized loss of $20,019,342 on futures contracts. Other than the Sponsor’s fees of $2,074,766 and brokerage commissions and fees of $259,443, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2019

The net asset value of the Trust decreased from $1,209,866,609 at December 31, 2018 to $876,334,726 at June 30, 2019. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 86,500,000 Shares at December 31, 2018 to 55,750,000 Shares at June 30, 2019, a consequence of 1,750,000 Shares (35 Baskets) being created and 32,500,000 Shares (650 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 12.37% increase in the NAV from $13.99 at December 31, 2018 to $15.72 at June 30, 2019 is directly related to the 11.61% increase in the settlement price for the Index Futures. The NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net increase in net assets resulting from operations for the period was $154,705,167, resulting from a net investment income of $8,679,082 and a net realized and unrealized gain of $146,026,085. For the six months ended June 30, 2019, the Trust had a net realized and unrealized gain of $361,833 on short-term investments and a net realized and unrealized gain of $145,664,252 on futures contracts. Other than the Sponsor’s fees of $4,457,197 and brokerage commissions and fees of $596,589, the Trust had no expenses during the six months.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2019 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2019, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2019, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	37,905
Expiration date:	September 2019
Weighted-average price per contract:	$220.88
Notional amount (fair value):	$876,818,460

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2019, which was $231.32 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 21,450,000 Shares (429 Baskets) were redeemed during the quarter ended June 30, 2019.

	Total Number of Shares	Average Price
Period	Redeemed	Per Share
04/01/19 to 04/30/19	5,900,000	$16.51
05/01/19 to 05/31/19	8,500,000	15.74
06/01/19 to 06/30/19	7,050,000	15.68
Total	21,450,000	$15.91

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	RestatedCertificateofTrustofiShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156filedonJanuary2,2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156filedonJanuary 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K filed on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration statement No. 333-193156 filedonJanuary 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration StatementNo.333-193156filedonJanuary2,2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156filedonApril 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification byPrincipalExecutiveOfficerPursuantto18U.S.C.Section1350,asAdoptedPursuanttoSection906of the Sarbanes‑OxleyActof 2002

32.2	CertificationbyPrincipalFinancialOfficerPursuantto18U.S.C.Section1350,asAdoptedPursuanttoSection906of the Sarbanes‑OxleyActof2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 6, 2019

/s/ Mary Cronin

Mary Cronin

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 6, 2019

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.