Form 10-Q
period 2019-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2019-11-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

As of November 5, 2019, the Registrant had 44,100,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust Statements of Assets and Liabilities (Unaudited) At September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Cash	$19,903,516	$10,033,297
Short-term investments(a)	680,432,240	1,135,484,485
Short-term investments held at the broker (restricted)(b)	36,721,573	64,242,167
Receivable for variation margin on open futures contracts (Note 9)	—	920,643
Total Assets	737,057,329	1,210,680,592

Liabilities
Payable for variation margin on open futures contracts (Note 9)	10,756,308	—
Sponsor’s fees payable	506,485	805,937
Brokerage commissions and fees payable	—	8,046
Total Liabilities	11,262,793	813,983

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$725,794,536	$1,209,866,609

Shares issued and outstanding(c)	48,300,000	86,500,000
Net asset value per Share (Note 2G)	$15.03	$13.99

(a)	Cost of short-term investments: $680,278,975 and $1,135,426,788, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $36,698,641 and $64,238,656, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment Income
Interest	$4,581,353	$6,489,609	$18,314,221	$17,187,579
Total investment income	4,581,353	6,489,609	18,314,221	17,187,579

Expenses
Sponsor’s fees	1,580,894	2,630,732	6,038,091	8,016,035
Brokerage commissions and fees	230,142	334,654	826,731	1,052,459
Total expenses	1,811,036	2,965,386	6,864,822	9,068,494
Net Investment income	2,770,317	3,524,223	11,449,399	8,119,085

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	84,416	1,276	92,672	1,894
Futures contracts	19,053,123	(28,046,279)	8,636,553	144,688,601
Net realized gain (loss)	19,137,539	(28,045,003)	8,729,225	144,690,495
Net change in unrealized appreciation/depreciation on:
Short-term investments	(238,588)	(298,490)	114,989	(94,606)
Futures contracts	(55,899,683)	35,116,085	100,181,139	(7,297,022)
Net change in unrealized appreciation/depreciation	(56,138,271)	34,817,595	100,296,128	(7,391,628)
Net realized and unrealized gain (loss)	(37,000,732)	6,772,592	109,025,353	137,298,867

Net increase (decrease) in net assets resulting from operations	$(34,230,415)	$10,296,815	$120,474,752	$145,417,952

Net increase (decrease) in net assets per Share(a)	$(0.63)	$0.13	$1.75	$1.74

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2019

Nine months Ended
September 30, 2019
Net Assets at December 31, 2018	$1,209,866,609

Operations:
Net investment income	4,491,037
Net realized gain	1,925,332
Net change in unrealized appreciation/depreciation	163,896,481
Net increase in net assets resulting from operations	170,312,850

Capital Share Transactions:
Contributions for Shares issued	24,217,916
Distributions for Shares redeemed	(171,597,419)
Net decrease in net assets from capital share transactions	(147,379,503)

Increase in net assets	22,933,347

Net Assets at March 31, 2019	$1,232,799,956

Operations:
Net investment income	4,188,045
Net realized loss	(12,333,646)
Net change in unrealized appreciation/depreciation	(7,462,082)
Net decrease in net assets resulting from operations	(15,607,683)

Capital Share Transactions:
Contributions for Shares issued	891,320
Distributions for Shares redeemed	(341,748,867)
Net decrease in net assets from capital share transactions	(340,857,547)

Decrease in net assets	(356,465,230)

Net Assets at June 30, 2019	$876,334,726

Operations:
Net investment income	2,770,317
Net realized gain	19,137,539
Net change in unrealized appreciation/depreciation	(56,138,271)
Net decrease in net assets resulting from operations	(34,230,415)

Capital Share Transactions:
Contributions for Shares issued	86,473,964
Distributions for Shares redeemed	(202,783,739)
Net decrease in net assets from capital share transactions	(116,309,775)

Decrease in net assets	(150,540,190)

Net Assets at September 30, 2019	$725,794,536

Shares issued and redeemed
Shares issued	7,600,000
Shares redeemed	(45,800,000)
Net decrease in Shares issued and outstanding	(38,200,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the nine months ended September 30, 2018

Nine months Ended
September 30, 2018
Net Assets at December 31, 2017	$1,393,408,765

Operations:
Net investment income	1,681,744
Net realized gain	85,259,815
Net change in unrealized appreciation/depreciation	(61,275,920)
Net increase in net assets resulting from operations	25,665,639

Capital Share Transactions:
Contributions for Shares issued	92,570,265
Distributions for Shares redeemed	(75,516,227)
Net increase in net assets from capital share transactions	17,054,038

Increase in net assets	42,719,677

Net Assets at March 31, 2018	$1,436,128,442

Operations:
Net investment income	2,913,118
Net realized gain	87,475,683
Net change in unrealized appreciation/depreciation	19,066,697
Net increase in net assets resulting from operations	109,455,498

Capital Share Transactions:
Contributions for Shares issued	15,525,326
Distributions for Shares redeemed	(79,408,752)
Net decrease in net assets from capital share transactions	(63,883,426)

Increase in net assets	45,572,072

Net Assets at June 30, 2018	$1,481,700,514

Operations:
Net investment income	3,524,223
Net realized loss	(28,045,003)
Net change in unrealized appreciation/depreciation	34,817,595
Net increase in net assets resulting from operations	10,296,815

Capital Share Transactions:
Contributions for Shares issued	10,283,378
Distributions for Shares redeemed	(84,837,301)
Net decrease in net assets from capital share transactions	(74,553,923)

Decrease in net assets	(64,257,108)

Net Assets at September 30, 2018	$1,417,443,406

Shares issued and redeemed
Shares issued	7,050,000
Shares redeemed	(14,200,000)
Net decrease in Shares issued and outstanding	(7,150,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$120,474,752	$145,417,952
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,789,551,413)	(10,559,997,975)
Sales/maturities of short-term investments	6,290,637,386	10,541,698,059
Accretion of discount	(18,305,473)	(17,183,125)
Net realized (gain) loss on short-term investments	(92,672)	(1,894)
Net change in unrealized appreciation/depreciation on short-term investments	(114,989)	94,606
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	920,643	(7,794,466)
Payable for variation margin on open futures contracts	10,756,308	—
Sponsor’s fees payable	(299,452)	(2,908)
Brokerage commissions and fees payable	(8,046)	14
Net cash provided by (used in) operating activities	614,417,044	102,230,263

Cash Flows from Financing Activities
Contributions for Shares issued	111,583,200	121,642,369
Distributions for Shares redeemed	(716,130,025)	(239,762,280)
Net cash provided by (used in) financing activities	(604,546,825)	(118,119,911)
Net increase (decrease) in cash	9,870,219	(15,889,648)

Cash
Beginning of period
Unrestricted – cash	10,033,297	41,786,279

End of period
Unrestricted – cash	$19,903,516	$25,896,631

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited)
At September 30, 2019 and December 31, 2018

September 30, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.10% due 10/01/19	$65,000,000	$65,000,000
1.93% – 2.07% due 10/08/19	77,300,000	77,273,697
2.02% due 10/22/19	12,000,000	11,987,444
1.87% due 10/24/19	30,000,000	29,965,644
2.38% due 11/14/19	100,000,000	99,782,414
1.89% – 2.12% due 11/21/19	149,950,000	149,568,902
2.13% due 11/29/19	50,000,000	49,851,475
1.96% due 12/12/19	20,000,000	19,928,933
2.07% due 12/19/19	20,000,000	19,924,281
1.87% due 01/16/20	75,000,000	74,601,127
1.87% due 01/23/20	50,000,000	49,716,029
1.88% – 1.93% due 02/06/20	70,000,000	69,553,867
Total U.S. Treasury bills (Cost: $716,977,616)		717,153,813

Total Investments – 98.81%		717,153,813
Other Assets, Less Liabilities – 1.19%		8,640,723
Net Assets – 100.00%		$725,794,536

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,884	December 16, 2019	$725,088,912	$(16,342,110)

December 31, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.08% – 2.25% due 01/03/19	$16,000,000	$15,999,000
2.32% due 01/08/19	200,000,000	199,925,084
2.30% due 01/10/19	145,000,000	144,927,380
2.29% due 01/15/19	200,000,000	199,835,784
2.30% – 2.33% due 01/22/19	350,000,000	349,552,777
2.28% due 01/24/19	180,000,000	179,748,925
2.40% due 01/29/19	50,000,000	49,909,343
2.41% due 02/14/19	60,000,000	59,828,359
Total U.S. Treasury bills (Cost: $1,199,665,444)		1,199,726,652

Total Investments – 99.16%		1,199,726,652
Other Assets, Less Liabilities – 0.84%		10,139,957
Net Assets – 100.00%		$1,209,866,609

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
57,905	March 15, 2019	$1,200,110,078	$(116,523,249)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2019

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

As of September 30, 2019 and December 31, 2018, the Trust had restricted short-term investments held at the broker of $36,721,573 and $64,242,167, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

6 - Indemnification

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claims, cost, expense or judgment of any kind whatsoever (including reasonable fees and expenses of counsel) (i) caused by the negligence or bad faith of the Trustee or (ii) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic report, filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net asset value per Share, beginning of period	$15.72	$17.93	$13.99	$16.32

Net investment income(a)	0.05	0.04	0.17	0.10
Net realized and unrealized gain (loss)(b)	(0.74)	0.14	0.87	1.69
Net increase (decrease) in net assets from operations	(0.69)	0.18	1.04	1.79
Net asset value per Share, end of period	$15.03	$18.11	$15.03	$18.11

Total return, at net asset value(c)(d)	(4.39)%	1.00%	7.43%	10.97%

Ratio to average net assets:
Net investment income(e)	1.32%	1.01%	1.42%	0.76%
Expenses(e)	0.86%	0.85%	0.85%	0.85%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2019 and the year ended December 31, 2018, the average month-end notional amounts of open Index Futures were $1,037,367,459 and $1,392,468,027, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2019 and December 31, 2018:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$10,756,308

December 31, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$920,643	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine months ended September 30, 2019 and 2018:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$19,053,123	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(55,899,683)

Three Months Ended September 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$(28,046,279)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	35,116,085

Nine Months Ended September 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$8,636,553	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	100,181,139

Nine Months Ended September 30, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$144,688,601	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,297,022)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
September 30, 2019
Futures contracts(a)	$(16,342,110)	$—	$—	$(16,342,110)
U.S. Treasury bills	—	717,153,813		717,153,813

December 31, 2018
Futures contracts(a)	$(116,523,249)	$—	$—	$(116,523,249)
U.S. Treasury bills	—	1,199,726,652	—	1,199,726,652

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2019

The net asset value of the Trust decreased from $876,334,726 at June 30, 2019 to $725,794,536 at September 30, 2019. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 55,750,000 Shares at June 30, 2019 to 48,300,000 Shares at September 30, 2019, a consequence of 5,850,000 Shares (117 Basket) being created and 13,300,000 Shares (266 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 4.39% decrease in the NAV from $15.72 at June 30, 2019 to $15.03 at September 30, 2019 is directly related to the 4.68% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2019 was $34,230,415, resulting from a net investment income of $2,770,317 and a net realized and unrealized loss of $37,000,732. For the quarter ended September 30, 2019, the Trust had a net realized and unrealized loss of $154,172 on short-term investments and a net realized and unrealized loss of $36,846,560 on futures contracts. Other than the Sponsor’s fees of $1,580,894 and brokerage commissions and fees of $230,142, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2019

The net asset value of the Trust decreased from $1,209,866,609 at December 31, 2018 to $725,794,536 at September 30, 2019. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 86,500,000 Shares at December 31, 2018 to 48,300,000 Shares at September 30, 2019, a consequence of 7,600,000 Shares (152 Baskets) being created and 45,800,000 Shares (916 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 7.43% increase in the NAV from $13.99 at December 31, 2018 to $15.03 at September 30, 2019 is directly related to the 6.39% increase in the settlement price for the Index Futures. The NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net increase in net assets resulting from operations for the period was $120,474,752, resulting from a net investment income of $11,449,399 and a net realized and unrealized gain of $109,025,353. For the nine months ended September 30, 2019, the Trust had a net realized and unrealized gain of $207,661 on short-term investments and a net realized and unrealized gain of $108,817,692 on futures contracts. Other than the Sponsor’s fees of $6,038,091 and brokerage commissions and fees of $826,731, the Trust had no expenses during the nine months.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2019 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2019, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2019, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	32,884
Expiration date:	December 2019
Weighted-average price per contract:	$225.47
Notional amount (fair value):	$725,088,912

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2019, which was $220.50 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 28, 2019, except for the following:

(1) The risk factor entitled “Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares,” is modified to read as follows:

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

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate Referenced Contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in Referenced Contracts, on a pro-rata basis, with other positions in Referenced Contracts held or controlled by such person. CFTC staff has granted relief, until August 12, 2022, from various conditions and requirements in the final aggregation rules, including the “substantially identical trading strategies” aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the “substantially identical trading strategies” aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the Referenced Contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 13,300,000 Shares (266 Baskets) were redeemed during the quarter ended September 30, 2019.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/19 to 07/31/19	350,000	$15.73
08/01/19 to 08/31/19	5,050,000	14.78
09/01/19 to 09/30/19	7,900,000	15.53
Total	13,300,000	$15.24

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Current Report on Form 8-K filed on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration statement No. 333-193156 filed on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 6, 2019

/s/ Mary Cronin

Mary Cronin

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 6, 2019

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.