Form 10-K
period 2019-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2020-02-27
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

(415) 670-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Shares	GSG	NYSE Arca, Inc.

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

As of June 30, 2019, the aggregate market value of the shares held by non-affiliates was approximately $445,299,343. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2020, the Registrant had 48,950,000 Shares outstanding.

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

The Sponsor maintains a website at www.ishares.com, through which the Trust’s monthly account statements, annual report on Form 10-K, quarterly reports on Form 10‑Q, current reports on 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC website at www.sec.gov.

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

The S&P GSCI-ER is calculated based on the same commodities that are included in the S&P GSCI™ Commodity Index (the “S&P GSCI™”), which is a production‑weighted index of the prices of a diversified group of futures contracts on physical commodities. The S&P GSCI-ER reflects the return of an uncollateralized investment in the contracts comprising the S&P GSCI™, and in addition incorporates the economic effect of rolling the contracts included in the S&P GSCI™ as they near expiration. Rolling a futures contract means closing out a position in an expiring futures contract and establishing an equivalent position in a replacement futures contract on the same commodity.

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

Futures contracts have scheduled expirations, or delivery months and as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in the next available delivery month. This process is referred to as “rolling” the position forward. The S&P GSCI‑ER is designed to reflect the return from rolling each contract included in the S&P GSCI™ as it nears expiration into the next available delivery month. This is accomplished by selling the position in the first delivery month and purchasing a position of equivalent value in the second delivery month. If the price of the second contract is lower than the price of the first contract, the rolling process results in a greater quantity of the second contract being acquired for the same value. Conversely, if the price of the second contract is higher than the price of the first contract, the rolling process results in a smaller quantity of the second contract being acquired for the same value.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2020, are as follows: Open for back up

Commodity	Dollar Weights January 31, 2020(a)	Ticker(b)	Trading Facility
Crude Oil	24.55%	CL	NYM / ICE
Brent Crude Oil	17.30%	LCO	ICE - UK
Gas Oil	5.39%	LGO	ICE - UK
Corn	5.37%	C	CBT
Gold	5.36%	GC	CMX
Live Cattle	4.41%	LC	LC
Copper	4.32%	MCU	MCU
Unleaded Gas	4.31%	RB	NYM
Heating Oil	3.85%	HO	NYM
Aluminum	3.69%	MAL	LME
Chicago Wheat	3.52%	W	CBT
Soybeans	3.35%	S	CBT
Natural Gas	2.30%	NG	NYM / ICE
Lean Hogs	1.99%	LH	CME
Sugar	1.97%	SB	ICE - US
Kansas Wheat	1.39%	KW	KBT
Feeder Cattle	1.34%	FC	CME
Cotton	1.29%	CT	ICE - US
Zinc	1.03%	MZN	LME
Nickel	0.88%	MNI	LME
Coffee	0.71%	KC	ICE - US
Lead	0.70%	MPB	LME
Silver	0.53%	SI	CMX
Cocoa	0.45%	CC	ICE - US

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

The quantity of each of the contracts included in the S&P GSCI™ is determined on the basis of a five-year average, referred to as the “world production average,” of the production quantity of the underlying commodity as published by sources determined by the Index Sponsor to be reasonably accurate and reliable. However, if a commodity is primarily a regional commodity, based on its production, use, pricing, transportation or other factors, the Index Sponsor, may calculate the weight of that commodity based on regional, rather than world, production data. At present, natural gas is the only commodity the weights of which are calculated on the basis of regional production data, with the relevant region defined as North America.

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

In 2010, Congress adopted some anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that is applicable to certain agricultural commodity futures (and options thereon), as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps. Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in January 2020 (withdrawing previous proposals from 2013 and 2016), referred to in this report as the “Proposed Position Limits Rules,” that would impose new spot month federal position limits on futures and options on certain energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “Referenced Contracts”). Previously in December 2016, the CFTC adopted final position aggregation requirements.

The Proposed Position Limits Rules would include as Referenced Contracts a number of the futures contracts included in the S&P GSCI-ER, and as of the date of this report such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, if the Proposed Position Limits Rules are adopted as proposed, the maximum positions that market participants can hold for the spot month in the Referenced Contracts that underlie the S&P GSCI-ER may be limited, which could reduce the liquidity of such Referenced Contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares. The risks presented by the Proposed Position Limits Rules also arise with respect to existing federal limits on certain agricultural commodity futures contracts, which include futures contracts underlying the S&P GSCI-ER.

The Proposed Position Limits Rules would expand the current list of enumerated bona fide hedging activities that are exempt from position limits rules and provide more flexibility for market participants to apply for additional bona fide hedge exemptions. If adopted as proposed, the expansion of bona fide hedge exemptions  may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. The public comment period on the Proposed Position Limits Rules will close on April 29, 2020. The CFTC had specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate Referenced Contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in Referenced Contracts, on a pro‑rata basis, with other positions in Referenced Contracts held or controlled by such person. CFTC staff has granted relief, until August 12, 2022, from various conditions and requirements in the final aggregation rules, including the “substantially identical trading strategies” aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the “substantially identical trading strategies” aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the Referenced Contracts identified in the Proposed Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

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

Certain other rules proposed pursuant to the Dodd-Frank Act also may have an impact on the Trust and the value and continued availability of the Shares. On December 22, 2010, the CFTC proposed rules, referred to in this report as the “DCM Rules,” that would require that at least 85% of the total volume of any contract listed on a designated contract market (“DCM”) including the Index Futures, be executed through the central order book, rather than as a block transaction or other non‑competitively executed transaction. Contracts that do not meet the 85% threshold would be required to be delisted by the DCM and, if a swap, transferred to a swap execution facility or also be liquidated. Generally, the Trust’s transactions in Index Futures are expected to be executed through block or EFRP transactions that are not executed through the applicable Exchange’s central order book. When the CFTC finalized the DCM Rules in June 2012, the CFTC noted that it needed additional time to consider the proposed requirements regarding the 85% threshold, particularly in light of substantial comments received. If ultimately adopted as proposed, those proposed requirements could significantly and adversely affect the availability, liquidity and price of Index Futures, as well as futures contracts currently included or which may in the future be included in the S&P GSCI-ER, and could inhibit the Trust’s ability to redeem and offer Shares, which in turn could adversely affect the value and continued availability of the Shares.

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

The composition of the S&P GSCI-ER may change over time as additional commodities satisfy the eligibility criteria or commodities currently included in the S&P GSCI‑ER fail to satisfy those criteria. The weighting factors applied to each commodity included in the S&P GSCI-ER change annually, based on changes in commodity production statistics and changes in the trading volume of the related futures contracts. In addition, the Index Sponsor may modify the method for determining the composition and weighting of the S&P GSCI-ER and for calculating its value. The methodology for determining the contracts to be included in the S&P GSCI-ER may be modified from time to time. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities. For more information about the methodology for determining the composition and weighting of the S&P GSCI-ER, see “Business — The Index and the S&P GSCI-ER.”

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

Disruptions in the business of any of the foregoing parties or the termination of the Trust’s relationship with any of the foregoing parties could adversely affect the Trust’s operations. Shared ownership of a number of the foregoing parties may heighten this risk. The Sponsor, the Trustee and the Advisor are commonly controlled subsidiaries of BlackRock. The Clearing FCM and one of its affiliates are Authorized Participants. A number of the foregoing parties are publicly traded companies or subsidiaries of publicly traded companies, and a portion of their shares may be owned by one or more of the other foregoing parties.

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

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. The CFTC has proposed to repeal risk management exemptions that may be applicable to the Trust’s positions in Index Futures. As a result, if the Proposed Position Limits Rules are adopted as proposed, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

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

Activities conducted by Goldman Sachs and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through Goldman Sachs, as the Trust’s Clearing FCM. In addition, it is expected that Goldman Sachs or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, Goldman Sachs and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, over-the-counter contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman Sachs or its affiliates could adversely affect the level of the S&P GSCI-ER or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI‑ER, the Index Futures and the price of the Shares.

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

Investors in the Shares should consult their tax advisors in determining how to use the information reported on IRS Schedule K-1 to complete their income tax returns. The Trust will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to investors in a manner that reflects the investors’ economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that these assumptions or conventions do not satisfy the technical requirements of the U.S. Internal Revenue Code of 1986, as amended, (the “Code”) or the Treasury regulations promulgated thereunder and will require that items of income, gain, deduction, loss and credit be adjusted or reallocated in a manner that could be adverse to you.

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

Pursuant to the Bipartisan Budget Act of 2015, significant changes have been made to the rules applicable to U.S. federal income tax audits of partnerships. As a result of the rule changes (which are generally effective for the Trust’s taxable years beginning after December 31, 2017), if the IRS makes audit adjustments to the Trust’s U.S. federal income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust’s Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so, in which case the current Shareholders would economically bear the burden of the tax even if they were not Shareholders during the year under audit (or if they had a different percentage interest in the Trust in that year). If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust’s Shareholders might be substantially reduced. The effects of these rule changes are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the IRS or the U.S. Treasury Department. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

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

The withholding requirements with respect to the disposition of an interest in a publicly traded partnership are currently suspended and will remain suspended until final Treasury regulations are promulgated or other relevant authoritative guidance is issued. Future guidance on the implementation of these requirements will be applicable on a prospective basis.

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

Holders

As of December 31, 2019, there were approximately 98 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2019 and 2018. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

4,900,000 Shares (98 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2019.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/19 to 10/31/19	4,550,000	$14.98
11/01/19 to 11/30/19	350,000	15.61
12/01/19 to 12/31/19	—	—
Total	4,900,000	$15.03

Item 6. Selected Financial Data.

The following table summarizes the relevant 2019, 2018, 2017, 2016 and 2015 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on July 10, 2006.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Interest income	$21,394,995	$24,497,221	$9,707,419	$2,294,340	$235,603
Total gain (loss) on sales of short-term investments and futures contracts	25,714,301	(11,936,763)	3,413,696	76,413,800	(350,946,905)
Net income (loss)	174,936,959	(190,208,450)	80,418,616	83,661,845	(303,034,540)
Net income (loss) per Share	2.79	(2.29)	1.05	1.43	(7.24)
Net cash flows	21,208,861	(31,752,982)	6,509,341	27,537,189	(4,269,930)
Total assets	781,761,523	1,210,680,592	1,394,262,398	1,037,639,389	666,369,539

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2019 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income	$7,210,614	$6,522,254	$4,581,353	$3,080,774
Total gain (loss) on sales of short-term investments and futures contracts	1,925,332	(12,333,646)	19,137,539	16,985,076
Net income (loss)	170,312,850	(15,607,683)	(34,230,415)	54,462,207
Net income (loss) per Share	2.04	(0.23)	(0.63)	1.22
Net cash flows	5,015,478	11,776,971	(6,922,230)	11,338,642
Total assets	1,267,166,855	946,468,901	737,057,329	781,761,523

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2019 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $775,343,105 at December 31, 2019. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 47,750,000 Shares at December 31, 2019.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2019, 2018 and 2017:

Results of Operations

The Year Ended December 31, 2019

The Trust’s net asset value decreased from $1,209,866,609 at December 31, 2018 to $775,343,105 at December 31, 2019. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 86,500,000 Shares at December 31, 2018 to 47,750,000 Shares at December 31, 2019, a consequence of 11,950,000 Shares (239 Baskets) being created and 50,700,000 Shares (1,014 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by an increase in net assets resulting from operations.

The 16.08% increase in the Trust’s NAV from $13.99 at December 31, 2018 to $16.24 at December 31, 2019 is directly related to the 14.76% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net increase in net assets resulting from operations for the year ended December 31, 2019 was $174,936,959, resulting from a net realized and unrealized gain of $161,911,117 and by a net investment income of $13,025,842. For the year ended December 31, 2019, the Trust had a net realized and unrealized gain of $135,283 on short-term investments and a net realized and unrealized gain of $161,775,834 on futures contracts. Other than the Sponsor’s Fees of $7,353,186 and brokerage commissions and fees of $1,015,967, the Trust had no expenses during the year.

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

Net decrease in net assets resulting from operations for the year ended December 31, 2018 was $190,208,450, resulting from a net realized and unrealized loss of $202,780,767, offset by a net investment income of $12,572,317. For the year ended December 31, 2018, the Trust had a net realized and unrealized gain of $81,073 on short-term investments and a net realized and unrealized loss of $202,861,840 on futures contracts. Other than the Sponsor’s Fees of $10,502,114 and brokerage commissions and fees of $1,422,790, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2019 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2019, interest income was $21,394,995, while the Sponsor’s Fees totaled $ 7,353,186. For the year ended December 31, 2018, interest income was $24,497,221, while the Sponsor’s Fees totaled $10,502,114. For the year ended December 31, 2017, interest income was $9,707,419, while the Sponsor’s Fees totaled $8,530,039. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2019, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2019, the Trust’s open Index Futures long positions were as follows:

Number of contracts	32,510
Expiration date	March 2020
Weighted-average price per contract	$231.80
Notional amount (fair value)	$773,217,840

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2019, which was $237.84 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2019 and 2018.

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Investment Income
Interest	$7,210,614	$6,522,254	$4,581,353	$3,080,774
Total investment income	7,210,614	6,522,254	4,581,353	3,080,774
Expenses
Sponsor’s fees	2,382,431	2,074,766	1,580,894	1,315,095
Brokerage commissions and fees	337,146	259,443	230,142	189,236
Total expenses	2,719,577	2,334,209	1,811,036	1,504,331
Net investment income	4,491,037	4,188,045	2,770,317	1,576,443
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	101	8,155	84,416	3,695
Futures contracts	1,925,231	(12,341,801)	19,053,123	16,981,381
Net realized gain (loss)	1,925,332	(12,333,646)	19,137,539	16,985,076
Net change in unrealized appreciation/depreciation on:
Short-term investments	138,118	215,459	(238,588)	(76,073)
Futures contracts	163,758,363	(7,677,541)	(55,899,683)	35,976,761
Net change in unrealized appreciation/depreciation	163,896,481	(7,462,082)	(56,138,271)	35,900,688
Net realized and unrealized gain (loss)	165,821,813	(19,795,728)	(37,000,732)	52,885,764
Net increase (decrease) in net assets resulting from operations	$170,312,850	$(15,607,683)	$(34,230,415)	$54,462,207
Net increase (decrease) in net assets per Share	$2.04	$(0.23)	$(0.63)	$1.22

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Investment Income
Interest	$4,712,520	$5,985,450	$6,489,609	$7,309,642
Total investment income	4,712,520	5,985,450	6,489,609	7,309,642
Expenses
Sponsor’s fees	2,662,720	2,722,583	2,630,732	2,486,079
Brokerage commissions and fees	368,056	349,749	334,654	370,331
Total expenses	3,030,776	3,072,332	2,965,386	2,856,410
Net investment income	1,681,744	2,913,118	3,524,223	4,453,232
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,075	(457)	1,276	1,449
Futures contracts	85,258,740	87,476,140	(28,046,279)	(156,628,707)
Net realized gain (loss)	85,259,815	87,475,683	(28,045,003)	(156,627,258)
Net change in unrealized appreciation/depreciation on:
Short-term investments	29,947	173,937	(298,490)	172,336
Futures contracts	(61,305,867)	18,892,760	35,116,085	(183,624,712)
Net change in unrealized appreciation/depreciation	(61,275,920)	19,066,697	34,817,595	(183,452,376)
Net realized and unrealized gain (loss)	23,983,895	106,542,380	6,772,592	(340,079,634)
Net increase (decrease) in net assets resulting from operations	$25,665,639	$109,455,498	$10,296,815	$(335,626,402)
Net increase (decrease) in net assets per Share	$0.29	$1.31	$0.13	$(4.12)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2019.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a‑15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2019.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Mary Cronin is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Mary Cronin and Paul Lohrey.

Paul Lohrey, CFA, 57, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Since May 2016, Mr. Lohrey has served as an officer of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Mary Cronin (formerly, Miley), 42, became a principal of the Sponsor in April 2019 and serves as its Director and Chief Financial Officer. Since May 2012, Ms. Cronin has served as a Director of BlackRock, performing supervisory and managerial functions. Prior to joining BlackRock, Ms. Cronin served in an accounting operations and financial reporting function supporting the registered funds and UCITS funds at Dodge & Cox, an asset management firm, from November 2008 to April 2012. Prior to that, Ms. Cronin was an audit Senior Manager at PricewaterhouseCoopers LLP where she focused on the audits of registered investment companies from September 1999 to October 2008. Ms. Cronin earned a Bachelor of Science in business administration from California Polytechnic State University, San Luis Obispo, in 1999, and is a certified public accountant (inactive).

Philip Jensen, 61, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Peter Landini, 68, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 73, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2019, the Trust has incurred a Sponsor’s Fee of $7,353,186.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018.

	2019	2018
Audit fees	$61,800	$61,800
Audit-related fees(a)	250	2,000
Tax fees(b)	278,830	278,830
All other fees	—	—
	$340,880	$342,630

(a)	Amount represents fees billed for review of the regulatory filings.
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

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2019 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® S&P GSCI™ Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® S&P GSCI™ Commodity‑Indexed Trust (the “Trust”) as of December 31, 2019 and 2018, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2020

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2019 and 2018

	December 31,
	2019	2018
Assets
Cash	$31,242,158	$10,033,297
Short-term investments(a)	721,080,429	1,135,484,485
Short-term investments held at broker (restricted)(b)	29,438,936	64,242,167
Receivable for variation margin on open futures contracts (Note 9)	—	920,643
Total Assets	781,761,523	1,210,680,592

Liabilities
Sponsor’s fees payable	465,837	805,937
Brokerage commissions and fees payable	—	8,046
Payable for variation margin on open futures contracts (Note 9)	5,952,581	—
Total Liabilities	6,418,418	813,983

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$775,343,105	$1,209,866,609

Shares issued and outstanding(c)	47,750,000	86,500,000
Net asset value per Share (Note 2G)	$16.24	$13.99

(a)	Cost of short-term investments: $720,991,393 and $1,135,426,788, respectively.
(b)	Cost of short-term investments held at broker (restricted): $29,427,850 and $64,238,656, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Investment Income
Interest	$21,394,995	$24,497,221	$9,707,419
Total investment income	21,394,995	24,497,221	9,707,419

Expenses
Sponsor’s fees	7,353,186	10,502,114	8,530,039
Brokerage commissions and fees	1,015,967	1,422,790	1,337,872
Total expenses	8,369,153	11,924,904	9,867,911
Net investment income (loss)	13,025,842	12,572,317	(160,492)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	96,367	3,343	2,812
Futures contracts	25,617,934	(11,940,106)	3,410,884
Net realized gain (loss)	25,714,301	(11,936,763)	3,413,696
Net change in unrealized appreciation/depreciation on:
Short-term investments	38,916	77,730	(59,334)
Futures contracts	136,157,900	(190,921,734)	77,224,746
Net change in unrealized appreciation/depreciation	136,196,816	(190,844,004)	77,165,412
Net realized and unrealized gain (loss)	161,911,117	(202,780,767)	80,579,108

Net increase (decrease) in net assets resulting from operations	$174,936,959	$(190,208,450)	$80,418,616

Net increase (decrease) in net assets per Share(a)	$2.79	$(2.29)	$1.05

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Net Assets, Beginning of Year	$1,209,866,609	$1,393,408,765	$1,035,799,565

Operations:
Net investment income (loss)	13,025,842	12,572,317	(160,492)
Net realized gain (loss)	25,714,301	(11,936,763)	3,413,696
Net change in unrealized appreciation/depreciation	136,196,816	(190,844,004)	77,165,412
Net increase (decrease) in net assets resulting from operations	174,936,959	(190,208,450)	80,418,616

Capital Share Transactions:
Contributions for Shares issued	180,290,776	277,791,824	349,609,325
Distributions for Shares redeemed	(789,751,239)	(271,125,530)	(72,418,741)
Net increase (decrease) in net assets from capital share transactions	(609,460,463)	6,666,294	277,190,584

Increase (decrease) in net assets	(434,523,504)	(183,542,156)	357,609,200

Net Assets, End of Year	$775,343,105	$1,209,866,609	$1,393,408,765

Shares issued and redeemed
Shares issued	11,950,000	17,100,000	24,050,000
Shares redeemed	(50,700,000)	(16,000,000)	(4,950,000)
Net increase (decrease) in Shares issued and outstanding	(38,750,000)	1,100,000	19,100,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$174,936,959	$(190,208,450)	$80,418,616
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(6,476,139,465)	(14,886,123,153)	(7,773,697,622)
Sales/maturities of short-term investments	6,946,868,283	15,054,622,653	7,442,051,201
Accretion of discount	(21,386,248)	(24,490,437)	(9,702,292)
Net realized (gain) loss on short-term investments	(96,367)	(3,343)	(2,812)
Net change in unrealized appreciation/depreciation on short-term investments	(38,916)	(77,730)	59,334
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	920,643	4,637,434	(5,558,077)
Payable for variation margin on open futures contracts	5,952,581	—	(1,187,213)
Sponsor’s fees payable	(340,100)	(41,821)	206,124
Brokerage commissions and fees payable	(8,046)	2,171	(5,102)
Net cash provided by (used in) operating activities	630,669,324	(41,682,676)	(267,417,843)

Cash Flows from Financing Activities
Contributions for Shares issued	180,290,776	281,055,224	346,345,925
Distributions for Shares redeemed	(789,751,239)	(271,125,530)	(72,418,741)
Net cash provided by (used in) financing activities	(609,460,463)	9,929,694	273,927,184
Net increase (decrease) in cash and cash equivalents	21,208,861	(31,752,982)	6,509,341

Cash
Beginning of year
Unrestricted – cash	10,033,297	41,786,279	35,276,938

End of year
Unrestricted – cash	$31,242,158	$10,033,297	$41,786,279

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At  December 31, 2019 and 2018

December 31, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.56% due 01/07/20	$50,000,000	$49,990,521
1.54% - 1.87% due 01/16/20	85,000,000	84,953,805
1.62% due 01/21/20	50,600,000	50,560,743
1.87% due 01/23/20	50,000,000	49,957,125
1.55% due 01/30/20	100,000,000	99,886,820
1.56% due 02/04/20	15,000,000	14,978,480
1.88% - 1.93% due 02/06/20	70,000,000	69,898,597
1.55% due 02/13/20	65,000,000	64,887,198
1.55% due 02/20/20	30,000,000	29,938,138
1.81% due 02/27/20	15,000,000	14,964,767
1.53% - 1.61% due 03/12/20	75,000,000	74,780,885
1.55% due 03/26/20	25,000,000	24,912,048
1.55% due 04/16/20	35,000,000	34,845,071
1.55% - 1.61% due 04/23/20	55,000,000	54,737,729
1.51% due 05/07/20	15,000,000	14,920,003
1.55% due 05/14/20	16,400,000	16,307,435
Total U.S. Treasury bills (Cost: $750,419,242)		750,519,365

Total Investments – 96.80%		750,519,365
Other Assets, Less Liabilities – 3.20%		24,823,740
Net Assets – 100.00%		$775,343,105

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,510	March 16, 2020	$773,217,840	$19,634,651

December 31, 2018

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.08% – 2.25% due 01/03/19	$16,000,000	$15,999,000
2.32% due 01/08/19	200,000,000	199,925,084
2.30% due 01/10/19	145,000,000	144,927,380
2.29% due 01/15/19	200,000,000	199,835,784
2.30% – 2.33% due 01/22/19	350,000,000	349,552,777
2.28% due 01/24/19	180,000,000	179,748,925
2.40% due 01/29/19	50,000,000	49,909,343
2.41% due 02/14/19	60,000,000	59,828,359
Total U.S. Treasury bills (Cost: $1,199,665,444)		1,199,726,652

Total Investments – 99.16%		1,199,726,652
Other Assets, Less Liabilities – 0.84%		10,139,957
Net Assets – 100.00%		$1,209,866,609

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2018, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
57,905	March 15, 2019	$1,200,110,078	$(116,523,249)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2019

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

The Trust holds long positions in exchange-traded index futures contracts of various expirations (“Index Futures”) on the S&P GSCI™ Excess Return Index (“S&P GSCI‑ER”). In order to collateralize its Index Futures positions and to reflect the U.S. Treasury component of the S&P GSCI™ Total Return Index (the “Index”), the Trust also holds “Collateral Assets,” which consist of cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions. The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”).

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock. BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, serves as the commodity trading advisor of the Trust and is registered with the CFTC.

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

As of December 31, 2019 and December 31, 2018, the Trust had restricted short-term investments held at the broker of $29,438,936 and $64,242,167, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2019, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

6 - Indemnification

The Trust Agreement provides that the Trustee shall indemnify the Sponsor, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including reasonable fees and expenses of counsel) (i) caused by the negligence or bad faith of the Trustee or (ii) arising out of any information furnished in writing to the Sponsor by the Trustee expressly for use in the registration statement, or any amendment thereto or periodic report, filed with the SEC relating to the Shares that is not materially altered by the Sponsor.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2019, 2018 and 2017.

	December 31,
	2019	2018	2017

Net asset value per Share, beginning of year	$13.99	$16.32	$15.62

Net investment income (loss)(a)	0.21	0.15	(0.00	)(b)
Net realized and unrealized gain (loss)(c)	2.04	(2.48)	0.70
Net increase (decrease) in net assets from operations	2.25	(2.33)	0.70
Net asset value per Share, end of year	$16.24	$13.99	$16.32

Total return, at net asset value(d)	16.08%	(14.28)%	4.48%

Ratio to average net assets:
Net investment income (loss)	1.33%	0.90%	(0.01)%
Expenses	0.85%	0.85%	0.87%

(a)	Based on average Shares outstanding during the year.
(b)	Rounds to less than $0.01.
(c)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(d)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2019 and the year ended December 31, 2018, the average month-end notional amounts of open Index Futures were $960,422,151 and $1,392,468,027, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2019 and December 31, 2018:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,952,581

December 31, 2018
Commodity contracts	Receivable for variation margin on open futures contracts	$920,643	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2019, 2018 and 2017:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$25,617,934	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	136,157,900

December 31, 2018
Commodity contracts	Net realized gain (loss) from futures contracts	$(11,940,106)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(190,921,734)

December 31, 2017
Commodity contracts	Net realized gain (loss) from futures contracts	$3,410,884	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	77,224,746

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2019 and December 31, 2018:

	Level 1	Level 2	Level 3	Total
December 31, 2019
Futures contracts(a)	$19,634,651	$—	$—	$19,634,651
U.S. Treasury bills	—	750,519,365	—	750,519,365

December 31, 2018
Futures contracts(a)	$(116,523,249)	$—	$—	$(116,523,249)
U.S. Treasury bills	—	1,199,726,652	—	1,199,726,652

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 27, 2020

/s/ Mary Cronin

Mary Cronin

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 27, 2020

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 27, 2020

/s/ Peter Landini

Peter Landini

Director

Date:	February 27, 2020

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 27, 2020

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.