Form 10-Q
period 2020-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2020-05-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020, the Registrant had 52,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust Statements of Assets and Liabilities (Unaudited) At March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Cash	$4,661,359	$31,242,158
Short-term investments(a)	432,036,918	721,080,429
Short-term investments held at the broker (restricted)(b)	59,285,472	29,438,936
Receivable for variation margin on open futures contracts (Note 9)	5,954,273	—
Total Assets	501,938,022	781,761,523

Liabilities
Sponsor’s fees payable	391,266	465,837
Payable for variation margin on open futures contracts (Note 9)	—	5,952,581
Total Liabilities	391,266	6,418,418

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$501,546,756	$775,343,105

Shares issued and outstanding(c)	53,500,000	47,750,000
Net asset value per Share (Note 2G)	$9.37	$16.24

(a)	Cost of short-term investments: $431,339,896 and $720,991,393, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $59,252,215 and $29,427,850, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019
Investment Income
Interest	$2,573,287	$7,210,614
Total investment income	2,573,287	7,210,614

Expenses
Sponsor’s fees	1,315,406	2,382,431
Brokerage commissions and fees	229,626	337,146
Total expenses	1,545,032	2,719,577
Net investment income	1,028,255	4,491,037

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	31,929	101
Futures contracts	(224,199,265)	1,925,231
Net realized gain (loss)	(224,167,336)	1,925,332
Net change in unrealized appreciation/depreciation on:
Short-term investments	630,155	138,118
Futures contracts	(145,592,464)	163,758,363
Net change in unrealized appreciation/depreciation	(144,962,309)	163,896,481
Net realized and unrealized gain (loss)	(369,129,645)	165,821,813

Net increase (decrease) in net assets resulting from operations	$(368,101,390)	$170,312,850

Net increase (decrease) in net assets per Share(a)	$(7.10)	$2.04

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2020

Three months Ended
March 31, 2020
Net Assets at December 31, 2019	$775,343,105

Operations:
Net investment income	1,028,255
Net realized loss	(224,167,336)
Net change in unrealized appreciation/depreciation	(144,962,309)
Net decrease in net assets resulting from operations	(368,101,390)

Capital Share Transactions:
Contributions for Shares issued	134,854,545
Distributions for Shares redeemed	(40,549,504)
Net increase in net assets from capital share transactions	94,305,041

Decrease in net assets	(273,796,349)

Net Assets at March 31, 2020	$501,546,756

Shares issued and redeemed
Shares issued	9,450,000
Shares redeemed	(3,700,000)
Net increase in Shares issued and outstanding	5,750,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2019

Three months Ended
March 31, 2019
Net Assets at December 31, 2018	$1,209,866,609

Operations:
Net investment income	4,491,037
Net realized gain	1,925,332
Net change in unrealized appreciation/depreciation	163,896,481
Net increase in net assets resulting from operations	170,312,850

Capital Share Transactions:
Contributions for Shares issued	24,217,916
Distributions for Shares redeemed	(171,597,419)
Net decrease in net assets from capital share transactions	(147,379,503)

Increase in net assets	22,933,347

Net Assets at March 31, 2019	$1,232,799,956

Shares issued and redeemed
Shares issued	1,700,000
Shares redeemed	(11,050,000)
Net decrease in Shares issued and outstanding	(9,350,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(368,101,390)	$170,312,850
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,053,640,337)	(2,810,580,854)
Sales/maturities of short-term investments	1,316,070,743	2,769,870,170
Accretion of discount	(2,571,347)	(7,204,768)
Net realized (gain) loss on short-term investments	(31,929)	(101)
Net change in unrealized appreciation/depreciation on short-term investments	(630,155)	(138,118)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(5,954,273)	(3,417,114)
Payable for variation margin on open futures contracts	(5,952,581)	—
Sponsor’s fees payable	(74,571)	6,030
Brokerage commissions and fees payable	—	(8,046)
Net cash provided by (used in) operating activities	(120,885,840)	118,840,049

Cash Flows from Financing Activities
Contributions for Shares issued	134,854,545	24,217,916
Distributions for Shares redeemed	(40,549,504)	(138,042,487)
Net cash provided by (used in) financing activities	94,305,041	(113,824,571)
Net increase (decrease) in cash	(26,580,799)	5,015,478

Cash
Beginning of period
Unrestricted – cash	31,242,158	10,033,297

End of period
Unrestricted – cash	$4,661,359	$15,048,775

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited) At March 31, 2020 and December 31, 2019

March 31, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.57% due 04/07/20	$3,755,000	$3,754,958
0.31% – 1.55% due 04/16/20	139,000,000	138,995,656
1.55% – 1.61% due 04/23/20	55,000,000	54,998,941
1.51% – 1.54% due 05/07/20	55,000,000	54,996,494
1.55% – 1.57% due 05/14/20	20,465,000	20,463,106
0.47% – 1.55% due 05/21/20	80,000,000	79,992,778
1.52% due 06/11/20	23,150,000	23,145,822
1.13% due 06/25/20	50,000,000	49,992,150
1.54% due 07/02/20	45,000,000	44,988,500
1.06% due 08/06/20	20,000,000	19,993,985
Total U.S. Treasury bills (Cost: $490,592,111)		491,322,390

Total Investments – 97.96%		491,322,390
Other Assets, Less Liabilities – 2.04%		10,224,366
Net Assets – 100.00%		$501,546,756

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
36,555	June 15, 2020	$499,758,027	$(125,957,813)

December 31, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.56% due 01/07/20	50,000,000	$49,990,521
1.54% – 1.87% due 01/16/20	85,000,000	84,953,805
1.62% due 01/21/20	50,600,000	50,560,743
1.87% due 01/23/20	50,000,000	49,957,125
1.55% due 01/30/20	100,000,000	99,886,820
1.56% due 02/04/20	15,000,000	14,978,480
1.88% – 1.93% due 02/06/20	70,000,000	69,898,597
1.55% due 02/13/20	65,000,000	64,887,198
1.55% due 02/20/20	30,000,000	29,938,138
1.81% due 02/27/20	15,000,000	14,964,767
1.53% – 1.61% due 03/12/20	75,000,000	74,780,885
1.55% due 03/26/20	25,000,000	24,912,048
1.55% due 04/16/20	35,000,000	34,845,071
1.55% – 1.61% due 04/23/20	55,000,000	54,737,729
1.51% due 05/07/20	15,000,000	14,920,003
1.55% due 05/14/20	16,400,000	16,307,435
Total U.S. Treasury bills (Cost: $750,419,242)		750,519,365

Total Investments – 96.80%		750,519,365
Other Assets, Less Liabilities – 3.20%		24,823,740
Net Assets – 100.00%		$775,343,105

(a)	A portion of the above United States Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,510	March 16, 2020	$773,217,840	$19,634,651

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2020

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

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock, Inc (“BlackRock”). BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, serves as the commodity trading advisor of the Trust and is registered with the CFTC.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the SEC on February 27, 2020.

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

As of March 31, 2020 and December 31, 2019, the Trust had restricted short-term investments held at the broker of $59,285,472 and $29,438,936, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2020 and 2019.

	Three months Ended
	March 31,
	2020	2019
Net asset value per Share, beginning of period	$16.24	$13.99

Net investment income(a)	0.02	0.05
Net realized and unrealized gain (loss)(b)	(6.89)	1.94
Net increase (decrease) in net assets from operations	(6.87)	1.99
Net asset value per Share, end of period	$9.37	$15.98

Total return, at net asset value(c)(d)	(42.30)%	14.22%
Ratio to average net assets:
Net investment income(e)	0.59%	1.41%
Expenses(e)	0.88%	0.86%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended  March 31, 2020 and the year ended December 31, 2019, the average month-end notional amounts of open Index Futures were $672,663,538 and $960,422,151, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2020 and December 31, 2019:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$5,954,273	Payable for variation margin on open futures contracts	$—

December 31, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Receivable for variation margin on open futures contracts	5,952,581

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2020 and 2019:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(224,199,265)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(145,592,464)

Three Months Ended March 31, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$1,925,231	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	163,758,363

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
March 31, 2020
Futures contracts(a)	$(125,957,813)	$—	$—	$(125,957,813)
U.S. Treasury bills	—	491,322,390		491,322,390

December 31, 2019
Futures contracts(a)	$19,634,651	$—	$—	$19,634,651
U.S. Treasury bills	—	750,519,365	—	750,519,365

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward‑looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Results of Operations

The Quarter Ended March 31, 2020

The Trust’s net asset value decreased from $775,343,105 at December 31, 2019 to $501,546,756 at March 31, 2020. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by a net increase in the number of outstanding Shares, which rose from 47,750,000 Shares at December 31, 2019 to 53,500,000 Shares at March 31, 2020, a consequence of 9,450,000 Shares (189 Baskets) being created and 3,700,000 Shares (74 Baskets) being redeemed during the quarter.

The 42.30% decrease in the NAV from $16.24 at December 31, 2019 to $9.37 at March 31, 2020 is directly related to the 42.52% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2020 was $368,101,390, resulting from a net investment income of $1,028,255 and a net realized and unrealized loss of $369,129,645. For the quarter ended March 31, 2020, the Trust had a net realized and unrealized gain of $662,084 on short-term investments and a net realized and unrealized loss of $369,791,729 on futures contracts. Other than the Sponsor’s fees of $1,315,406 and brokerage commissions and fees of $229,626, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2020 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2020, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its clearing futures commission merchant, or Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2020, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	36,555
Expiration date:	June 2020
Weighted-average price per contract:	$171.17
Notional amount (fair value):	$499,758,027

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2020, which was $136.71 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 16, 2016, the Advisor and certain principals of the Advisor and the Sponsor were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs, and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a “flash crash.” Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On October 11, 2017, the court entered final judgment dismissing all of Plaintiffs’ claims with prejudice. In an opinion dated January 23, 2020, the California Court of Appeal affirmed the dismissal of Plaintiffs’ claims. On March 3, 2020, plaintiffs filed a petition for review by the California Supreme Court.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrants’ Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 27, 2020, except for the following:

(1) The risk factor entitled “The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares,” is modified to read as follows:

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

With regard to oil, a variety of factors can affect the price of oil and in turn the related Index Futures, including significant increases or decreases in production or available supply or significant increases or decreases in demand due to natural factors, epidemics, technological factors, tension and competition between oil exporting nations, civil unrest and sabotage, fluctuations in the reserve capacity, large purchases by governmental entities and competition from other energy sectors. Such risks historically and recently have led, and in the future could lead, to significant market volatility, which could impact the Index Futures held by the Trust and negatively impact the price of the Shares.

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

•	Conversely, several factors could trigger a temporary increase in the price of the futures contracts or commodities underlying the S&P GSCI-ER and, consequently, the Index Futures. In that case, you could buy Shares at prices affected by the temporarily high commodity prices, and you could subsequently incur losses when the causes for the temporary increase disappear.

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

(3) A risk factor entitled “The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust,” is added as follows:

An outbreak of an infectious respiratory illness, COVID-19, caused by a novel coronavirus was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, disruptions in markets, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. Further, certain markets in which the Trust may invest may be subject to closures, and there can be no assurance that the ability to invest in Index Futures will continue in any segment of the markets in which the Trust invests, when any resumption of trading will occur or, once such markets resume trading, whether they will face further closures. Any suspension of the ability to invest in the Index Futures in which the Trust invests will impact the Trust’s ability to purchase Index Futures and could cause the Trust to suspend the issuance of new Shares.

The outbreak may have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. The outbreak has caused increased volatility in the market for the Index Futures and the underlying futures contracts, which has led to increased trading spreads in the Index Futures and the underlying futures contracts, a higher than usual number of trading or price limits for certain underlying futures, reduced liquidity in the markets for the underlying futures contracts, and increased premium or discount in the Shares. A prolonged outbreak could result in an increase of the costs of the Trust,  affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares.  In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Advisor, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust.  The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot be foreseen.  In the past, governmental and quasi-governmental authorities and regulators throughout the world have responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for the Index Futures or the underlying futures contracts, which could adversely affect the price of the Shares.  Other infectious illness outbreaks that may arise in the future could have similar impacts or other unforeseen effects. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the outbreak and its effects cannot be determined with certainty.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	3,700,000 Shares (74 Baskets) were redeemed during the quarter ended March 31, 2020.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/20 to 01/31/20	400,000	$16.26
02/01/20 to 02/29/20	500,000	14.38
03/01/19 to 03/31/20	2,800,000	9.58
Total	3,700,000	$10.95

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 6, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 6, 2020

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.