Form 10-Q
period 2020-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2020-08-05
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020, the Registrant had 63,800,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash	$30,430,030	$31,242,158
Short-term investments, at fair value(a)	508,126,088	721,080,429
Short-term investments held at the broker (restricted), at fair value(b)	55,726,170	29,438,936
Receivable for variation margin on open futures contracts (Note 9)	3,964,473	—
Receivable for capital Shares sold	11,358,791	—
Total Assets	609,605,552	781,761,523

Liabilities
Sponsor’s fees payable	361,345	465,837
Payable for variation margin on open futures contracts (Note 9)	—	5,952,581
Total Liabilities	361,345	6,418,418

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$609,244,207	$775,343,105

Shares issued and outstanding(c)	59,000,000	47,750,000
Net asset value per Share (Note 2G)	$10.33	$16.24

(a)	Cost of short-term investments: $508,123,101 and $720,991,393, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $55,714,629 and $29,427,850, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment Income
Interest	$802,960	$6,522,254	$3,376,247	$13,732,868
Total investment income	802,960	6,522,254	3,376,247	13,732,868

Expenses
Sponsor’s fees	984,873	2,074,766	2,300,279	4,457,197
Brokerage commissions and fees	237,503	259,443	467,129	596,589
Total expenses	1,222,376	2,334,209	2,767,408	5,053,786
Net Investment income (loss)	(419,416)	4,188,045	608,839	8,679,082

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	29,175	8,155	61,104	8,256
Futures contracts	(82,733,584)	(12,341,801)	(306,932,849)	(10,416,570)
Net realized loss	(82,704,409)	(12,333,646)	(306,871,745)	(10,408,314)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(715,749)	215,459	(85,594)	353,577
Futures contracts	141,549,159	(7,677,541)	(4,043,305)	156,080,822
Net change in unrealized appreciation/depreciation	140,833,410	(7,462,082)	(4,128,899)	156,434,399
Net realized and unrealized gain (loss)	58,129,001	(19,795,728)	(311,000,644)	146,026,085

Net increase (decrease) in net assets resulting from operations	$57,709,585	$(15,607,683)	$(310,391,805)	$154,705,167

Net increase (decrease) in net assets per Share(a)	$1.04	$(0.23)	$(5.78)	$2.03

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2020

Six Months Ended
June 30, 2020
Net Assets at December 31, 2019	$775,343,105

Operations:
Net investment income	1,028,255
Net realized loss	(224,167,336)
Net change in unrealized appreciation/depreciation	(144,962,309)
Net decrease in net assets resulting from operations	(368,101,390)

Capital Share Transactions:
Contributions for Shares issued	134,854,545
Distributions for Shares redeemed	(40,549,504)
Net increase in net assets from capital share transactions	94,305,041

Decrease in net assets	(273,796,349)

Net Assets at March 31, 2020	$501,546,756

Operations:
Net investment loss	(419,416)
Net realized loss	(82,704,409)
Net change in unrealized appreciation/depreciation	140,833,410
Net increase in net assets resulting from operations	57,709,585

Capital Share Transactions:
Contributions for Shares issued	69,679,590
Distributions for Shares redeemed	(19,691,724)
Net increase in net assets from capital share transactions	49,987,866

Increase in net assets	107,697,451

Net Assets at June 30, 2020	$609,244,207
Shares issued and redeemed
Shares issued	17,100,000
Shares redeemed	(5,850,000)
Net increase in Shares issued and outstanding	11,250,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2019

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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(310,391,805)	$154,705,167
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,786,918,935)	(4,662,031,173)
Sales/maturities of short-term investments	1,976,935,600	4,956,202,455
Accretion of discount	(3,374,048)	(13,725,952)
Net realized (gain) loss on short-term investments	(61,104)	(8,256)
Net change in unrealized appreciation/depreciation on short-term investments	85,594	(353,577)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(3,964,473)	920,643
Payable for variation margin on open futures contracts	(5,952,581)	11,385,911
Sponsor’s fees payable	(104,492)	(220,461)
Brokerage commissions and fees payable	—	(8,046)
Net cash provided by (used in) operating activities	(133,746,244)	446,866,711

Cash Flows from Financing Activities
Contributions for Shares issued	193,175,344	25,109,236
Distributions for Shares redeemed	(60,241,228)	(455,183,498)
Net cash provided by (used in) financing activities	132,934,116	(430,074,262)
Net increase (decrease) in cash	(812,128)	16,792,449

Cash
Beginning of period
Unrestricted – cash	31,242,158	10,033,297

End of period
Unrestricted – cash	$30,430,030	$26,825,746

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2020 and December 31, 2019

June 30, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.54% due 07/02/20	$45,000,000	$44,999,884
0.14% due 07/07/20	60,000,000	59,998,813
0.09% – 0.13% due 07/14/20	55,000,000	54,997,815
0.09% due 07/23/20	25,000,000	24,998,128
0.13% due 07/28/20	57,000,000	56,994,335
0.12% – 0.13% due 08/04/20	50,000,000	49,993,625
0.11% – 1.06% due 08/06/20	70,000,000	69,991,600
0.12% due 08/11/20	70,000,000	69,989,636
0.12% due 08/20/20	50,000,000	49,990,972
0.12% due 08/27/20	15,000,000	14,996,675
0.12% due 09/10/20	30,000,000	29,992,013
0.14% due 09/24/20	6,925,000	6,922,629
0.14% due 10/13/20	30,000,000	29,986,133
Total U.S. Treasury bills (Cost: $563,837,730)		563,852,258

Total Investments – 92.55%		563,852,258
Other Assets, Less Liabilities – 7.45%		45,391,949
Net Assets – 100.00%		$609,244,207

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
40,295	September 16, 2020	$608,341,674	$15,591,346

December 31, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.56% due 01/07/20	50,000,000	$49,990,521
1.54% – 1.87% due 01/16/20	85,000,000	84,953,805
1.62% due 01/21/20	50,600,000	50,560,743
1.87% due 01/23/20	50,000,000	49,957,125
1.55% due 01/30/20	100,000,000	99,886,820
1.56% due 02/04/20	15,000,000	14,978,480
1.88% – 1.93% due 02/06/20	70,000,000	69,898,597
1.55% due 02/13/20	65,000,000	64,887,198
1.55% due 02/20/20	30,000,000	29,938,138
1.81% due 02/27/20	15,000,000	14,964,767
1.53% – 1.61% due 03/12/20	75,000,000	74,780,885
1.55% due 03/26/20	25,000,000	24,912,048
1.55% due 04/16/20	35,000,000	34,845,071
1.55% – 1.61% due 04/23/20	55,000,000	54,737,729
1.51% due 05/07/20	15,000,000	14,920,003
1.55% due 05/14/20	16,400,000	16,307,435
Total U.S. Treasury bills (Cost: $750,419,242)		750,519,365

Total Investments – 96.80%		750,519,365
Other Assets, Less Liabilities – 3.20%		24,823,740
Net Assets – 100.00%		$775,343,105

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,510	March 16, 2020	$773,217,840	$19,634,651

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2020

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

The Trust qualifies as an investment company solely for accounting purposes and follows the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies, but is not registered, and is not required to be registered, as an investment company under the Investment Company Act of 1940, as amended.

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

The Trust considers cash as currencies deposited in one or more bank account. Cash is presented on the Statements of Cash Flows as unrestricted cash.

D.	Short-Term Investments

Short-term investments on the statements of assets and liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of June 30, 2020 and December 31, 2019, the Trust had restricted short-term investments held at the broker of $55,726,170 and $29,438,936, respectively, which were posted as margin for the Trust’s Index Futures positions.

E.	Securities Transactions and Income Recognition

Securities transactions are accounted for on the trade date. Realized gains and losses on investment transactions are determined using the specific identification method. Interest income, including amortization and accretion of premiums and discounts on debt securities, is recognized daily on an accrual basis.

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

The Sponsor has analyzed the tax positions as of June 30, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

G.	Calculation of Net Asset Value

The net asset value of the Trust on any given day is obtained by subtracting the Trust’s accrued expenses and other liabilities on that day from the value of (1) the Trust’s Index Futures positions and Collateral Assets on that day, (2) the interest earned on those assets by the Trust and (3) any other assets of the Trust, as of 4:00 p.m. (New York time) that day. The Trustee determines the net asset value per Share (the “NAV”) by dividing the net asset value of the Trust on a given day by the number of Shares outstanding at the time the calculation is made. The NAV is calculated each business day on which NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading, as soon as practicable after 4:00 p.m. (New York time).

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

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives a fee from the Trust that accrues daily and is paid monthly in arrears at an annualized rate equal to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets.

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

The investment advisory agreement (the “Advisory Agreement”) between the Sponsor and the Advisor provides that the Advisor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries shall be indemnified from the Trust and held harmless against any loss, liability, cost, expense or judgment (including the reasonable fees and expenses of counsel) arising out of or in connection with the performance of their obligations under the Advisory Agreement or any actions taken in accordance with the provisions of the Advisory Agreement and incurred without their (1) negligence, bad faith or willful misconduct or (2) reckless disregard of their obligations and duties under the Advisory Agreement.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net asset value per Share, beginning of period	$9.37	$15.98	$16.24	$13.99

Net investment income (loss)(a)	(0.01)	0.06	0.01	0.11
Net realized and unrealized gain (loss)(b)	0.97	(0.32)	(5.92)	1.62
Net increase (decrease) in net assets from operations	0.96	(0.26)	(5.91)	1.73
Net asset value per Share, end of period	$10.33	$15.72	$10.33	$15.72

Total return, at net asset value(c)(d)	10.25%	(1.63)%	(36.39)%	12.37%

Ratio to average net assets:
Net investment income (loss)(e)	(0.32)%	1.52%	0.20%	1.46%
Expenses(e)	0.93%	0.85%	0.90%	0.85%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2020 and the year ended December 31, 2019, the average month-end notional amounts of open Index Futures were $615,128,927 and $960,422,151, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2020 and December 31, 2019:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$3,964,473	Payable for variation margin on open futures contracts	$—

December 31, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	5,952,581

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and six ended June 30, 2020 and 2019:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(82,733,584)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	141,549,159

Three Months Ended June 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$(12,341,801)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,677,541)
Six Months Ended June 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(306,932,849)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(4,043,305)
Six Months Ended June 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$(10,416,570)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	156,080,822

10 - Investment Valuation

FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investments at fair value.

Investments in Index Futures are measured at fair value on the basis of that day’s settlement price for Index Futures as announced by the applicable Exchange. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation.

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
June 30, 2020
Futures contracts(a)	$15,591,346	$—	$—	$15,591,346
U.S. Treasury bills	—	563,852,258	—	563,852,258

December 31, 2019
Futures contracts(a)	$19,634,651	$—	$—	$19,634,651
U.S. Treasury bills	—	750,519,365	—	750,519,365

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Introduction

The iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. The Trust holds long positions in exchange-traded index futures contracts of various expirations, (“Index Futures”) on the S&P GSCI™ Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for the Trust’s Index Futures positions, referred to as “Collateral Assets.” The Index Futures held by the Trust are listed on the Chicago Mercantile Exchange (the “CME”). The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodities futures. The Trust seeks to track the investment returns of the S&P GSCI™ Total Return Index (the “Index”) before payment of the Trust’s expenses and liabilities.

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

Results of Operations

The Quarter Ended June 30, 2020

The Trust’s net asset value increased from $501,546,756 at March 31, 2020 to $609,244,207 at June 30, 2020. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 53,500,000 Shares at March 31, 2020 to 59,000,000 Shares at June 30, 2020, a consequence of 7,650,000 Shares (153 Baskets) being created and 2,150,000 Shares (43 Baskets) being redeemed during the quarter.

The 10.25% increase in the Trust’s NAV from $9.37 at March 31, 2020 to $10.33 at June 30, 2020 is directly related to the 10.43% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended June 30, 2020 was $57,709,585, resulting from a net investment loss of $419,416 and a net realized and unrealized gain of $58,129,001. For the quarter ended June 30, 2020, the Trust had a net realized and unrealized loss of $686,574 on short-term investments and a net realized and unrealized gain of $58,815,575 on futures contracts. Other than the Sponsor’s fees of $984,873 and brokerage commissions and fees of $237,503, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2020

The Trust’s net asset value decreased from $775,343,105 at December 31, 2019 to $609,244,207 at June 30, 2020. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 47,750,000 Shares at December 31, 2019 to 59,000,000 Shares at June 30, 2020, a consequence of 17,100,000 Shares (342 Baskets) being created and 5,850,000 Shares (117 Baskets) being redeemed during the period.

The 36.39% decrease in the Trust’s NAV from $ 16.24 at December 31, 2019 to $ 10.33 at June 30, 2020 is directly related to the 36.52% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to interest income from Treasury bills.

Net decrease in net assets resulting from operations for the period was $310,391,805, resulting from a net investment income of $608,839 and a net realized and unrealized loss of $311,000,644. For the six months ended June 30, 2020, the Trust had a net realized and unrealized loss of $24,490 on short-term investments and a net realized and unrealized loss of $310,976,154 on futures contracts. Other than the Sponsor’s fees of $2,300,279 and brokerage commissions and fees of $467,129, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2020 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2020, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2020, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	40,295
Expiration date:	September 2020
Weighted-average price per contract:	$147.10
Notional amount (fair value):	$608,341,674

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2020, which was $150.97 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 16, 2016, the Advisor and certain principals of the Advisor and the Sponsor were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs, and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a “flash crash.” Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On October 11, 2017, the court entered final judgment dismissing all of plaintiffs’ claims with prejudice. In an opinion dated January 23, 2020, the California Court of Appeal affirmed the dismissal of plaintiffs’ claims. On March 3, 2020, plaintiffs filed a petition for review by the California Supreme Court. On May 27, 2020, the California Supreme Court denied plaintiffs' petition for review. Plaintiffs may choose to petition the U.S. Supreme Court for further review.

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

With regard to oil, a variety of factors can affect the price of oil and in turn the related Index Futures, including sudden and significant increases or decreases in production or available supply or significant increases or decreases in demand due to natural factors, epidemics, technological factors, tension and competition between oil exporting nations, civil unrest and sabotage, fluctuations in the reserve capacity, large purchases by governmental entities and competition from other energy sectors. Such risks historically and recently have led, and in the future could lead, to significant market volatility, which could impact the Index Futures held by the Trust and negatively impact the price of the Shares. Such risks may be exacerbated as a result of the COVID-19 pandemic and other factors.

In April 2020, the collapse of demand for fuel as a result of economic conditions relating to COVID-19 and other factors created an oversupply of crude oil that rapidly filled most available oil storage facilities. As a result, market participants that had agreed to take delivery of crude oil under the May 2020 WTI crude oil futures contract were at risk of default. In response, certain market participants took the extreme measure of selling their futures contracts at a negative price. This caused the May 2020 WTI crude oil futures contract to trade at a negative price. If all or a significant portion of the futures contracts reflected in the S&P GSCI ER were to reach a negative price, you could lose your entire investment.

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

•

A significant change in the attitude of speculators and investors toward the futures contracts or commodities underlying the S&P GSCI‑ER. Should the speculative community take a negative view towards one or more of the underlying futures contracts or commodities, it could cause a decline in the price of the Index Futures, which may reduce the price of the Shares.

•	Based on market conditions, futures contracts underlying the S&P GSCI-ER may trade or settle at or below zero, and the zero or negative value will be used in calculation of impacted indices, including the S&P GSCI-ER. A zero or negative value in respect of one or more underlying futures contracts may result in a zero or negative value in respect of the S&P GSCI-ER, and, consequently, the Index Futures.
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

(2)     The risk factor entitled “During a period when commodity prices are fairly stationary, an absence of “backwardation” in the prices of the commodities included in the S&P GSCI-ER may cause the price of your Shares to decrease" is modified to read as follows:

The absence of “backwardation” or the existence of "contango" in the prices of the commodities included in the S&P GSCI-ER may adversely affect the value of your Shares.

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

While contango and backwardation are consistently present in trading in the commodity markets, such conditions can be exacerbated by market forces. For example, following the onset of the COVID-19 pandemic, as a result of an excess supply of crude oil and weak demand as well as disputes among oil-producing countries regarding limitations on oil production, the crude oil futures markets experienced extraordinarily high levels of contango in the first half of 2020, resulting in a negative price in the May 2020 WTI crude oil futures contract on April 20, 2020.

The effects of rolling futures contracts under such conditions generally are more severe than rolling futures contracts in the absence of such conditions. Such conditions may continue to exist, which could adversely affect the value of the S&P GSCI-ER and the Index Futures, and accordingly, adversely affect the value of your Shares.

(3)     The risk factor entitled “Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares,” is modified to read as follows:

Many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional index funds, on regulated futures markets and in the over-the-counter (“OTC”) derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

In 2010, Congress adopted certain anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act.” These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that is applicable to certain agricultural commodity futures (and options thereon), as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps.

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

The Proposed Position Limits Rules would expand the current list of enumerated bona fide hedging activities that are exempt from position limits rules and provide more flexibility for market participants to apply for additional bona fide hedge exemptions. If adopted as proposed, the expansion of bona fide hedge exemptions may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares. The public comment period on the Proposed Position Limits Rules closed on May 15, 2020. The CFTC had specifically solicited, among other things, comments on issues affecting position limits for physical commodity derivatives that could directly affect the value of the Trust’s position in Index Futures going forward.

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

(4)     A risk factor entitled “The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust,” is added as follows:

An outbreak of an infectious respiratory illness, COVID-19, caused by a novel coronavirus was first detected in China in December 2019 and has spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, disruptions in markets, lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. Further, certain markets in which the Trust may invest may be subject to closures, and there can be no assurance that the ability to invest in Index Futures will continue in any segment of the markets in which the Trust invests, when any resumption of trading will occur or, once such markets resume trading, whether they will face further closures. Any suspension of the ability to invest in the Index Futures in which the Trust invests will impact the Trust’s ability to purchase Index Futures and could cause the Trust to suspend the issuance of new Shares.

The outbreak may continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. The outbreak has caused increased volatility in the market for the Index Futures and the underlying futures contracts, which has led to increased trading spreads in the Index Futures and the underlying futures contracts, a higher than usual number of trading or price limits for certain underlying futures, reduced liquidity in the markets for the underlying futures contracts, and increased premium or discount in the Shares. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Advisor, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot be foreseen. In the past, governmental and quasi-governmental authorities and regulators throughout the world have responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for the Index Futures or the underlying futures contracts, which could adversely affect the price of the Shares. Other infectious illness outbreaks that may arise in the future could have similar impacts or other unforeseen effects. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the outbreak and its effects cannot be determined with certainty.

(5)     The risk factor entitled “Changes in the composition and valuation of the S&P GSCI-ER may adversely affect your Shares.” is modified to read as follows:

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

Based on market conditions, futures contracts included in the S&P GSCI-ER may trade or settle at or below zero, and the zero or negative value will be used in calculation of impacted indices, including the S&P GSCI-ER. Zero or negative values of futures contracts included in the S&P GSCI-ER occurring during a roll period may impact the composition of the S&P GSCI-ER.

For example, effective prior to market open on July 27, 2020, based on market conditions, the Index Committee may elect to implement an unscheduled designated contract roll in relation to the normal parameters of the roll of one or more futures contracts included in the S&P GSCI-ER. Among other things, this may entail adjustments of when the roll occurs, the length of the roll, the proportions of the roll, or the roll-in contract.

In the event of the foregoing circumstances, the Index Committee has indicated it will aim to conform to the index’s objective to the greatest extent possible, and will typically roll into the next most viable contract as published in the methodology. However, the Index Committee retains the right to roll into a further dated contract based on market conditions at the time of its decision.

In the case of an unscheduled roll event, if there are no viable designated contracts to roll into, the Index Committee will convene and determine the appropriate course of action, which may include, but not be limited to, the removal of the contract from the S&P GSCI-ER. The Index Committee may review the contract roll schedule at any time and as market conditions warrant. Such changes could adversely affect the value of your Shares or otherwise affect the risks associated with owning the Shares, such as by increasing relative concentrations in particular commodities and causing the value of the Shares to become more sensitive to fluctuations in the prices of those commodities.

(6) The risk factor entitled “Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust.” is modified to read as follows:

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

On May 13, 2020, the CFTC published a Staff Advisory on Risk Management and Market Integrity under Current Market Conditions addressed to DCMs, FCMs and derivatives clearing organizations (“DCOs”) registered with the CFTC (the “Staff Advisory”). The Staff Advisory notes that adverse economic conditions resulting from the COVID-19 pandemic have coincided with substantially increased market volatility in key agricultural, energy, and financial sectors, including the futures and options on futures markets regulated by the CFTC, and that the impact has been particularly acute for contracts that call for physical delivery of the underlying  commodity.

The Staff Advisory notes DCMs, FCMs and DCOs should prepare for the possibility that certain contracts may continue to experience extreme market volatility, low liquidity and possibly negative pricing. Such preparations include assessment of risk controls and related mechanisms in light of market conditions, including whether such risk controls and related mechanisms are reasonably designed, fit for purpose, and appropriately implemented. In response to the Staff Advisory and other factors, the Trust may be subject to increased margin requirements and limitations on the size of positions that the Trust may take in Index Futures. Other market participants may also be subject to increased margin requirements and position limits, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,150,000 Shares (43 Baskets) were redeemed during the quarter ended June 30, 2020.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/20 to 04/30/20	1,600,000	$9.01
05/01/20 to 05/31/20	150,000	8.85
06/01/20 to 06/30/20	400,000	9.89
Total	2,150,000	$9.17

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Services Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Current Report on Form 8-K filed on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 5, 2020

/s/ Mary Cronin

Mary Cronin

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 5, 2020

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.