Form 10-Q
period 2020-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2020-11-05
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, the Registrant had 65,050,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash	$12,365,282	$31,242,158
Short-term investments, at fair value(a)	648,155,571	721,080,429
Short-term investments held at the broker (restricted), at fair value(b)	48,196,855	29,438,936
Receivable for variation margin on open futures contracts (Note 9)	10,882,146	—
Total Assets	719,599,854	781,761,523

Liabilities
Sponsor’s fees payable	438,727	465,837
Payable for capital shares redeemed	1,077,393	—
Payable for variation margin on open futures contracts (Note 9)	—	5,952,581
Total Liabilities	1,516,120	6,418,418

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$718,083,734	$775,343,105

Shares issued and outstanding(c)	66,650,000	47,750,000
Net asset value per Share (Note 2G)	$10.77	$16.24

(a)	Cost of short-term investments: $648,153,115 and $720,991,393, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $48,196,166 and $29,427,850, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment Income
Interest	$204,222	$4,581,353	$3,580,469	$18,314,221
Total investment income	204,222	4,581,353	3,580,469	18,314,221

Expenses
Sponsor’s fees	1,309,010	1,580,894	3,609,289	6,038,091
Brokerage commissions and fees	274,439	230,142	741,568	826,731
Total expenses	1,583,449	1,811,036	4,350,857	6,864,822
Net Investment income (loss)	(1,379,227)	2,770,317	(770,388)	11,449,399

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	16	84,416	61,120	92,672
Futures contracts	31,519,147	19,053,123	(275,413,702)	8,636,553
Net realized gain (loss)	31,519,163	19,137,539	(275,352,582)	8,729,225
Net change in unrealized appreciation/depreciation on:
Short-term investments	(11,385)	(238,588)	(96,979)	114,989
Futures contracts	(3,320,408)	(55,899,683)	(7,363,713)	100,181,139
Net change in unrealized appreciation/depreciation	(3,331,793)	(56,138,271)	(7,460,692)	100,296,128
Net realized and unrealized gain (loss)	28,187,370	(37,000,732)	(282,813,274)	109,025,353

Net increase (decrease) in net assets resulting from operations	$26,808,143	$(34,230,415)	$(283,583,662)	$120,474,752

Net increase (decrease) in net assets per Share(a)	$0.42	$(0.63)	$(4.95)	$1.75

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2020

Nine Months Ended
September 30, 2020
Net Assets at December 31, 2019	$775,343,105

Operations:
Net investment income	1,028,255
Net realized loss	(224,167,336)
Net change in unrealized appreciation/depreciation	(144,962,309)
Net decrease in net assets resulting from operations	(368,101,390)

Capital Share Transactions:
Contributions for Shares issued	134,854,545
Distributions for Shares redeemed	(40,549,504)
Net increase in net assets from capital share transactions	94,305,041

Decrease in net assets	(273,796,349)

Net Assets at March 31, 2020	$501,546,756

Operations:
Net investment loss	(419,416)
Net realized loss	(82,704,409)
Net change in unrealized appreciation/depreciation	140,833,410
Net increase in net assets resulting from operations	57,709,585

Capital Share Transactions:
Contributions for Shares issued	69,679,590
Distributions for Shares redeemed	(19,691,724)
Net increase in net assets from capital share transactions	49,987,866

Increase in net assets	107,697,451

Net Assets at June 30, 2020	$609,244,207

Operations:
Net investment loss	(1,379,227)
Net realized gain	31,519,163
Net change in unrealized appreciation/depreciation	(3,331,793)
Net increase in net assets resulting from operations	26,808,143

Capital Share Transactions:
Contributions for Shares issued	113,149,993
Distributions for Shares redeemed	(31,118,609)
Net increase in net assets from capital share transactions	82,031,384

Increase in net assets	108,839,527

Net Assets at September 30, 2020	$718,083,734

Shares issued and redeemed
Shares issued	27,650,000
Shares redeemed	(8,750,000)
Net increase in Shares issued and outstanding	18,900,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2019

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

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(283,583,662)	$120,474,752
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,024,026,140)	(5,789,551,413)
Sales/maturities of short-term investments	3,081,735,489	6,290,637,386
Accretion of discount	(3,578,269)	(18,305,473)
Net realized (gain) loss on short-term investments	(61,120)	(92,672)
Net change in unrealized appreciation/depreciation on short-term investments	96,979	(114,989)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(10,882,146)	920,643
Payable for variation margin on open futures contracts	(5,952,581)	10,756,308
Sponsor’s fees payable	(27,110)	(299,452)
Brokerage commissions and fees payable	—	(8,046)
Net cash provided by (used in) operating activities	(246,278,560)	614,417,044

Cash Flows from Financing Activities
Contributions for Shares issued	317,684,128	111,583,200
Distributions for Shares redeemed	(90,282,444)	(716,130,025)
Net cash provided by (used in) financing activities	227,401,684	(604,546,825)
Net increase (decrease) in cash	(18,876,876)	9,870,219

Cash
Beginning of period
Unrestricted – cash	31,242,158	10,033,297

End of period
Unrestricted – cash	$12,365,282	$19,903,516

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2020 and December 31, 2019

September 30, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.09% due 10/06/20	$75,000,000	$74,999,310
0.07% due 10/08/20	60,000,000	59,999,256
0.14% due 10/13/20	30,000,000	29,999,237
0.12% due 10/15/20	40,000,000	39,998,794
0.07% – 0.09% due 10/20/20	37,500,000	37,498,516
0.07% – 0.10% due 10/27/20	105,930,000	105,924,071
0.09% – 0.14% due 11/05/20	76,000,000	75,993,535
0.10% due 11/12/20	40,000,000	39,995,742
0.08% due 11/17/20	35,000,000	34,995,887
0.08% due 11/24/20	20,000,000	19,997,375
0.10% due 11/27/20	30,000,000	29,995,487
0.11% due 12/03/20	25,000,000	24,995,844
0.10% due 12/08/20	32,000,000	31,991,538
0.11% due 01/21/21	40,000,000	39,987,244
0.11% due 02/11/21	35,000,000	34,986,423
0.11% due 02/18/21	15,000,000	14,994,167
Total U.S. Treasury bills (Cost: $696,349,281)		696,352,426

Total Investments – 96.97%		696,352,426
Other Assets, Less Liabilities – 3.03%		21,731,308
Net Assets – 100.00%		$718,083,734

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
45,484	December 15, 2020	$718,092,295	$12,270,938

December 31, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.56% due 01/07/20	50,000,000	$49,990,521
1.54% – 1.87% due 01/16/20	85,000,000	84,953,805
1.62% due 01/21/20	50,600,000	50,560,743
1.87% due 01/23/20	50,000,000	49,957,125
1.55% due 01/30/20	100,000,000	99,886,820
1.56% due 02/04/20	15,000,000	14,978,480
1.88% – 1.93% due 02/06/20	70,000,000	69,898,597
1.55% due 02/13/20	65,000,000	64,887,198
1.55% due 02/20/20	30,000,000	29,938,138
1.81% due 02/27/20	15,000,000	14,964,767
1.53% – 1.61% due 03/12/20	75,000,000	74,780,885
1.55% due 03/26/20	25,000,000	24,912,048
1.55% due 04/16/20	35,000,000	34,845,071
1.55% – 1.61% due 04/23/20	55,000,000	54,737,729
1.51% due 05/07/20	15,000,000	14,920,003
1.55% due 05/14/20	16,400,000	16,307,435
Total U.S. Treasury bills (Cost: $750,419,242)		750,519,365

Total Investments – 96.80%		750,519,365
Other Assets, Less Liabilities – 3.20%		24,823,740
Net Assets – 100.00%		$775,343,105

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,510	March 16, 2020	$773,217,840	$19,634,651

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2020

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

As of September 30, 2020 and December 31, 2019, the Trust had restricted short-term investments held at the broker of $48,196,855 and $29,438,936, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net asset value per Share, beginning of period	$10.33	$15.72	$16.24	$13.99

Net investment income (loss)(a)	(0.02)	0.05	(0.01)	0.17
Net realized and unrealized gain (loss)(b)	0.46	(0.74)	(5.46)	0.87
Net increase (decrease) in net assets from operations	0.44	(0.69)	(5.47)	1.04
Net asset value per Share, end of period	$10.77	$15.03	$10.77	$15.03

Total return, at net asset value(c)(d)	4.26%	(4.39)%	(33.68)%	7.43%

Ratio to average net assets:
Net investment income (loss)(e)	(0.79)%	1.32%	(0.16)%	1.42%
Expenses(e)	0.91%	0.86%	0.90%	0.85%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2020 and the year ended December 31, 2019, the average month-end notional amounts of open Index Futures were $643,358,116 and $960,422,151, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2020 and December 31, 2019:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$10,882,146	Payable for variation margin on open futures contracts	$—

December 31, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,952,581

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months and nine ended September 30, 2020 and 2019:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$31,519,147	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(3,320,408)

Three Months Ended September 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$19,053,123	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(55,899,683)

Nine Months Ended September 30,2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(275,413,702)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,363,713)

Nine Months Ended September 30, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$8,636,553	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	100,181,139

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
September 30, 2020
Futures contracts(a)	$12,270,938	$—	$—	$12,270,938
U.S. Treasury bills	—	696,352,426	—	696,352,426

December 31, 2019
Futures contracts(a)	$19,634,651	$—	$—	$19,634,651
U.S. Treasury bills	—	750,519,365	—	750,519,365

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2020

The Trust’s net asset value increased from $609,244,207 at June 30, 2020 to $718,083,734 at September 30, 2020. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares which rose from 59,000,000 Shares at June 30, 2020 to 66,650,000 Shares at September 30, 2020, a consequence of 10,550,000 Shares (211 Baskets) being created and 2,900,000 Shares (58 Baskets) being redeemed during the quarter. The Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 4.26% increase in the Trust’s NAV from $10.33 at June 30, 2020 to $10.77 at September 30, 2020 is directly related to the 4.57% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended September 30, 2020 was $26,808,143, resulting from a net investment loss of $1,379,227 and a net realized and unrealized gain of $28,187,370. For the quarter ended September 30, 2020, the Trust had a net realized and unrealized loss of $11,369 on short-term investments and a net realized and unrealized gain of $28,198,739 on futures contracts. Other than the Sponsor’s fees of $1,309,010 and brokerage commissions and fees of $274,439, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2020

The Trust’s net asset value decreased from $775,343,105 at December 31, 2019 to $718,083,734 at September 30, 2020. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 47,750,000 Shares at December 31, 2019 to 66,650,000 Shares at September 30, 2020, a consequence of 27,650,000 Shares (553 Baskets) being created and 8,750,000 Shares (175 Baskets) being redeemed during the period.

The 33.68% decrease in the Trust’s NAV from $16.24 at December 31, 2019 to $10.77 at September 30, 2020 is directly related to the 33.62% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the period was $283,583,662, resulting from a net investment loss of $770,388 and a net realized and unrealized loss of $282,813,274. For the nine months ended September 30, 2020, the Trust had a net realized and unrealized loss of $35,859 on short‑term investments and a net realized and unrealized loss of $282,777,415 on futures contracts. Other than the Sponsor’s fees of $3,609,289 and brokerage commissions and fees of $741,568, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2020 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2020, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2020, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	45,484
Expiration date:	December 2020
Weighted-average price per contract:	$155.18
Notional amount (fair value):	$718,092,295

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2020, which was $157.88 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 16, 2016, the Advisor and certain principals of the Advisor and the Sponsor were named as defendants in a purported class action lawsuit filed in California state court. The lawsuit was filed by investors in certain iShares ETFs, and alleges the defendants violated the federal securities laws by failing to adequately disclose in prospectuses issued by the ETFs the risks to the ETFs’ shareholders in the event of a “flash crash.” Plaintiffs seek unspecified monetary and rescission damages. The plaintiffs’ complaint was dismissed in December 2016 and on January 6, 2017, plaintiffs filed an amended complaint. On April 27, 2017, the court partially granted the defendants’ motion for judgment on the pleadings, dismissing certain of the plaintiffs’ claims. On September 18, 2017, the court issued a decision dismissing the remainder of the lawsuit after a one-day bench trial. On October 11, 2017, the court entered final judgment dismissing all of plaintiffs’ claims with prejudice. In an opinion dated January 23, 2020, the California Court of Appeal affirmed the dismissal of plaintiffs’ claims. On March 3, 2020, plaintiffs filed a petition for review by the California Supreme Court. On May 27, 2020, the California Supreme Court denied plaintiffs' petition for review. The case is now closed.

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

While contango and backwardation are consistently present in trading in the commodity markets, such conditions can be exacerbated by market forces. For example, following the onset of the COVID-19 pandemic, as a result of an excess supply of crude oil and weak demand as well as disputes among oil‑producing countries regarding limitations on oil production, the crude oil futures markets experienced extraordinarily high levels of contango in the first half of 2020, resulting in a negative price in the May 2020 WTI crude oil futures contract on April 20, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,900,000 Shares (58 Baskets) were redeemed during the quarter ended September 30, 2020.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/20 to 07/31/20	2,250,000	$10.63
08/01/20 to 08/31/20	450,000	11.19
09/01/20 to 09/30/20	200,000	10.78
Total	2,900,000	$10.73

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2020

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2020

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.