Form 10-K
period 2020-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2021-03-01
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the shares held by non-affiliates was approximately $386,782,440. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 29, 2021, the Registrant had 71,500,000 Shares outstanding.

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

PART I

Item 1. Business.

Summary

The iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations (the “Index Futures”) on the S&P GSCI™ Excess Return Index, (the “S&P GSCI-ER”) together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions (the “Collateral Assets”). The Trust seeks to track the results, before expenses and liabilities, of the S&P GSCI Total Return Index (the “Index”), which represents a diversified, fully collateralized investment in futures contracts.

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

Investment Objective of the Trust

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodity futures. The Trust seeks to track the investment returns of the Index before fees and expenses of the Trust. The Trust seeks to achieve its investment objective by holding long positions in Index Futures that have settlement values at expiration based on the level of the S&P GSCI-ER at that time, and earning interest on its non-cash Collateral Assets used to satisfy applicable margin requirements on those Index Futures positions.

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

The Index, in turn, reflects the return of the S&P GSCI-ER, together with the return on specified U.S. Treasury securities that are deemed to have been held to collateralize a hypothetical long position in the futures contracts comprising the S&P GSCI™. If the Index Sponsor ceases to maintain the Index, the Trust may seek investment results that correspond generally, but are not necessarily identical, to the performance of a fully-collateralized investment in a successor index or any other index that, in the opinion of the Sponsor, is reasonably similar to the Index.

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

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor, the Trust Administrator, the processing agent and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees; and

●	legal expenses relating to the Trust of up to $100,000 annually.

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

Custody of the Trust Assets

The Trust’s Index Futures and the Collateral Assets posted as margin for these Index Futures positions are held in the Trust’s account, established at its Clearing FCM. The Clearing FCM further transfers some or all of the Collateral Assets posted as margin for the Trust’s Index Futures positions to the clearing house of the Exchange.

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

The Index Sponsor may from time to time determine that market conditions warrant adjustment of the normal parameters of the roll, including without limitation when the roll occurs, the length of the roll, the proportions of the roll, or the roll in contract. If there are no viable designated contracts to roll into, the Index Sponsor will determine the appropriate course of action, which may include, but not be limited to, the removal of the commodity from any impacted index.

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

The Index Committee and Commodity Index Advisory Panel

The Index Sponsor has established an index committee to oversee the daily management and operations of the S&P GSCI™ (the “Index Committee”), and is responsible for all analytical methods and calculation in the indices. The Index Committee is comprised of full-time professional members of the Index Sponsor’s staff. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities or other matters.

The Index Sponsor considers information about changes to its indices and related matters to be potentially market moving and material. Therefore, all Index Committee discussions are confidential.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2021, are as follows:

Commodity	Dollar Weights January 31, 2021(a)	Ticker(b)	Trading Facility
Crude Oil	21.50%	CL	NYM / ICE
Brent Crude Oil	15.25%	LCO	ICE - UK
Corn	7.21%	C	CBT
Gold	5.73%	GC	CMX
Copper	5.55%	MCU	MCU
Soybeans	4.98%	S	CBT
Gas Oil	4.66%	LGO	ICE - UK
Live Cattle	4.14%	LC	LC
Aluminum	3.88%	MAL	LME
Chicago Wheat	3.83%	W	CBT
Heating Oil	3.72%	HO	NYM
Unleaded Gas	3.66%	RB	NYM
Natural Gas	2.88%	NG	NYM / ICE
Lean Hogs	2.21%	LH	CME
Sugar	1.88%	SB	ICE - US
Kansas Wheat	1.70%	KW	KBT
Cotton	1.36%	CT	ICE - US
Feeder Cattle	1.15%	FC	CME
Nickel	1.09%	MNI	LME
Zinc	1.08%	MZN	LME
Coffee	0.76%	KC	ICE - US
Silver	0.71%	SI	CMX
Lead	0.68%	MPB	LME
Cocoa	0.38%	CC	ICE - US

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

In addition, the Index Sponsor performs this calculation on a monthly basis and, if the multiple of any contract is below the prescribed threshold, the composition of the S&P GSCI™ is reevaluated, based on the criteria and weighting procedure described above. This procedure is undertaken to allow the S&P GSCI™ to shift from contracts that have lost substantial liquidity into more liquid contracts during the course of a given year. As a result, it is possible that the composition or weighting of the S&P GSCI™ will change on one or more of these monthly evaluation dates. The likely circumstances under which the Index Sponsor would be expected to change the composition of the Index during a given year, however, are (1) a substantial shift of liquidity away from a contract included in the Index as described above, or (2) an emergency, such as a natural disaster or act of war or terrorism, that causes trading in a particular contract to cease permanently or for an extended period of time. In either event, the Index Sponsor is expected to publish the nature of the changes, through websites, news media or other outlets, with as much prior notice to market participants as is reasonably practicable. Moreover, regardless of whether any changes have occurred during the year, the Index Sponsor reevaluates the composition of the S&P GSCI™ at the conclusion of each year, based on the above criteria. Other commodities that satisfy that criteria, if any, are expected to be added to the S&P GSCI™. Commodities included in the S&P GSCI™ that no longer satisfy that criteria, if any, are expected to be deleted.

Contract Expirations

The S&P GSCI™ is comprised of actively traded contracts with scheduled expirations and it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods (the “Contract Expirations”). The Contract Expirations included in the S&P GSCI™ for each commodity during a given year are designated by the Index Sponsor, in consultation with the Index Committee, provided that each contract must be an “Active Contract.” An “Active Contract” for this purpose is a liquid, actively-traded contract with respect to a particular contract included in the S&P GSCI™ and contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

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

The absence of “backwardation” or the existence of “contango” in the prices of the commodities included in the S&P GSCI-ER may adversely affect the value of your Shares.

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

In 2010, Congress adopted certain anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that is applicable to certain agricultural commodity futures (and options thereon), as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps. Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in January 2020 (withdrawing previous proposals from 2013 and 2016),” that would impose new spot month federal position limits. Previously in December 2016, the CFTC adopted final position aggregation requirements.

In October 2020, the CFTC approved final rule amendments (the “Final Position Limits Rules”) to its regulations of federal position limits on futures and options on certain energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “referenced contracts”). Among other things, the Final Position Limits Rules include federal spot month position limits for derivatives contracts associated with 25 physical commodities (i.e., the nine “legacy” agricultural contracts already subject to federal position limits together with 16 new agricultural, metals and energy contracts). The Final Position Limits Rules will be effective March 15, 2021, and a compliance date of January 1, 2022 applies to position limits for the 16 non-legacy contracts that are subject to federal position limits for the first time under the Final Position Limits Rules.

The Final Position Limits Rules include as Referenced Contracts a number of the futures contracts included in the S&P GSCI-ER, and as of the date of this report such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, under the Final Position Limits Rules, the maximum positions that market participants can hold for the spot month in the Referenced Contracts that underlie the S&P GSCI-ER are limited, which could reduce the liquidity of such Referenced Contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares. The risks presented by the Final Position Limits Rules also arise with respect to existing federal limits on certain agricultural commodity futures contracts, which include futures contracts underlying the S&P GSCI-ER.

The Final Position Limits Rules also revise the definition of “bona fide hedging transaction or position,” including revisions to expand the current list of enumerated bona fide hedging activities that are exempt from position limits rules and to provide more flexibility for market participants to qualify for bona fide hedge exemptions. Such revisions may affect the hedging and investing activities of participants in the markets for the Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER, which in turn could reduce the liquidity and adversely affect the pricing of the Index Futures and such futures contracts and commodities. Any of these effects could increase volatility in and otherwise adversely affect the price of the Shares.

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate Referenced Contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in Referenced Contracts, on a pro‑rata basis, with other positions in Referenced Contracts held or controlled by such person. These aggregation rules will apply to all commodity derivative contracts that are subject to position limits under the Final Position Limits Rules. CFTC staff has granted relief, until August 12, 2022, from various conditions and requirements in the final aggregation rules, including the “substantially identical trading strategies” aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the “substantially identical trading strategies” aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the Referenced Contracts identified in the Final Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

In addition to, the Final Position Limits Rules, the CFTC could propose other rules that may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

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

The outbreak will continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. The outbreak has caused increased volatility in the market for the Index Futures and the underlying futures contracts, which has led to increased trading spreads in the Index Futures and the underlying futures contracts, a higher than usual number of trading or price limits for certain underlying futures, reduced liquidity in the markets for the underlying futures contracts, and increased premium or discount in the Shares. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Advisor, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot be foreseen. In the past, governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for the Index Futures or the underlying futures contracts, which could adversely affect the price of the Shares. Other infectious illness outbreaks that may arise in the future could have similar impacts or other unforeseen effects. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the outbreak and its effects cannot be determined with certainty.

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

For example, based on market conditions, the Index Committee may elect to implement an unscheduled designated contract roll in relation to the normal parameters of the roll of one or more futures contracts included in the S&P GSCI-ER. Among other things, this may entail adjustments of when the roll occurs, the length of the roll, the proportions of the roll, or the roll-in contract.

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

The Clearing FCM is subject to regulations relating to enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. There can be no assurance that the implementation of these regulations will prevent losses to, or not materially adversely affect, the Trust or the Shareholders.

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

The CME imposes speculative position limits on market participants trading in Index Futures, including the Trust, that typically prohibit any person from holding a position in excess of a specified number of contracts. The Trust may from time to time seek to obtain exemptions from those position limits from the CME, but these exemptions may be limited, including with respect to the additional number of contracts permitted to be held under such exemption and the time period for which the exemption applies. Position limits may also apply to other Index Futures traded by the Trust. The availability of obtaining any exemption from any such position limits is expected to be subject to the ability or willingness of the applicable Exchange to grant such exemption, as well as applicable law.

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

Additionally, legislative or regulatory action, actions by a DCM or actions by the Clearing FCM may impose limitations on the size of positions that the Trust may take in Index Futures and/or impose limitations on the size of positions that may be carried by other market participants, adversely affecting the liquidity and price of Index Futures and the underlying futures. Such events could force the Trust or other market participants to sell Index Futures, or encourage market participants to sell or redeem their Shares. In addition, the current maximum position in Index Futures permitted to be held by the Trust could be reduced relative to the maximum position otherwise permitted, which could in turn require the Trust to liquidate some or all of its positions in Index Futures. Any such reduction could affect the liquidity of Index Futures and adversely impact the price of the Shares as well as the correlation between the price of the Shares and the net asset value of the Trust.

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing speculative position limits (including retroactively) or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets — Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

If the IRS makes audit adjustments to the Trust’s U.S. federal income tax returns for the Trust’s taxable years beginning after December 31, 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust. The Trust may have the ability to shift any such tax liability to the Sponsor and the Trust’s Shareholders in accordance with their interests in the Trust during the year under audit, but there can be no assurance that it will be able to do so, in which case the current Shareholders would economically bear the burden of the tax even if they were not Shareholders during the year under audit (or if they had a different percentage interest in the Trust in that year). If the Trust is required to make payments of taxes, penalties and interest resulting from audit adjustments, the cash available for distribution to the Trust’s Shareholders might be substantially reduced. Investors in the Shares are urged to consult their tax advisors regarding these rules and their potential impact.

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

The withholding requirements with respect to the disposition of an interest in a publicly traded partnership apply to dispositions made on or after January 1, 2022. Future additional guidance on the implementation of these requirements will be applicable on a prospective basis. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

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

Holders

As of December 31, 2020, there were approximately 105 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2020 and 2019. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

3,600,000 Shares (72 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2020.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/20 to 10/31/20	1,600,000	$10.74
11/01/20 to 11/30/20	1,100,000	10.62
12/01/20 to 12/31/20	900,000	12.30
Total	3,600,000	$11.08

Item 6. Selected Financial Data.

The following table summarizes the relevant 2020, 2019, 2018, 2017 and 2016 financial data for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report. The Trust commenced operations on July 10, 2006.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Interest income	$3,742,855	$21,394,995	$24,497,221	$9,707,419	$2,294,340
Total gain (loss) on sales of short-term investments and futures contracts	(204,075,255)	25,714,301	(11,936,763)	3,413,696	76,413,800
Net income (loss)	(183,615,251)	174,936,959	(190,208,450)	80,418,616	83,661,845
Net income (loss) per Share	(3.09)	2.79	(2.29)	1.05	1.43
Net cash flows	(10,619,627)	21,208,861	(31,752,982)	6,509,341	27,537,189
Total assets	838,926,125	781,761,523	1,210,680,592	1,394,262,398	1,037,639,389

The following table summarizes the relevant quarterly financial data for each of the four quarters of 2020 for the Trust and should be read in conjunction with the Trust’s financial statements, schedules and notes related thereto which are included in this report.

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Interest income	$2,573,287	$802,960	$204,222	$162,386
Total gain (loss) on sales of short-term investments and futures contracts	(224,167,336)	(82,704,409)	31,519,163	71,277,327
Net income (loss)	(368,101,390)	57,709,585	26,808,143	99,968,411
Net income (loss) per Share	(7.10)	1.04	0.42	1.52
Net cash flows	(26,580,799)	25,768,671	(18,064,748)	8,257,249
Total assets	501,938,022	609,605,552	719,599,854	838,926,125

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2020 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $827,346,620 at December 31, 2020. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 67,250,000 Shares at December 31, 2020.

As described in Part I above, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodity futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index is a statistical composite that tracks a diversified group of commodity futures. The Index does not actually hold a portfolio of futures contracts and does not incur the fees and expenses incurred by the Trust. These fees and expenses negatively impact the Trust’s performance relative to that of the Index.

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2020, 2019 and 2018:

Results of Operations

The Year Ended December 31, 2020

The Trust’s net asset value increased from $775,343,105 at December 31, 2019 to $827,346,620 at December 31, 2020. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 47,750,000 Shares at December 31, 2019 to 67,250,000 Shares at December 31, 2020, a consequence of 31,850,000 Shares (637 Baskets) being created and 12,350,000 Shares (247 Baskets) being redeemed during the year. The increase in the Trust’s net asset value was partially offset by a net decrease in net assets resulting from operations.

The 24.26% decrease in the Trust’s NAV from $16.24 at December 31, 2019 to $12.30 at December 31, 2020 is directly related to the 24.02% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net decrease in net assets resulting from operations for the year ended December 31, 2020 was $183,615,251, resulting from a net realized and unrealized loss of $181,338,900 and by a net investment loss of $2,276,351. For the year ended December 31, 2020, the Trust had a net realized and unrealized loss of $19,454 on short-term investments and a net realized and unrealized loss of $181,319,446 on futures contracts. Other than the Sponsor’s Fees of $5,005,767 and brokerage commissions and fees of $1,013,439, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2020 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2020, interest income was $3,742,855, while the Sponsor’s Fees totaled $5,005,767. For the year ended December 31, 2019, interest income was $21,394,995, while the Sponsor’s Fees totaled $7,353,186. For the year ended December 31, 2018, interest income was $24,497,221, while the Sponsor’s Fees totaled $10,502,114. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2020, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its futures commission merchant, or Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2020, the Trust’s open Index Futures long positions were as follows:

Number of contracts	45,779
Expiration date	March 2021
Weighted-average price per contract	$171.43
Notional amount (fair value)	$827,249,420

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2020, which was $180.71 per contract, and the $100 multiplier applicable under the contract terms.

The Trust has non-trading market risk at a result of investing in short-term United States Treasury bills and such market risk is expected to be immaterial.

Qualitative Disclosure

As described herein, the Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodity futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities. The Index itself is intended to reflect the performance of a diversified group of physical commodities, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust obtains this exposure to commodity prices through the Trust’s Index Futures positions. As a result, fluctuations in the value of the Trust’s Index Futures are expected to directly affect the value of the Shares.

The Trust will not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER, or the value of any Collateral Assets. The Trust’s exposure to market risk may be influenced by a number of factors, including the lack of liquidity of the Index Futures market and activities of other market participants.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2020 and 2019.

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment Income
Interest	$2,573,287	$802,960	$204,222	$162,386
Total investment income	2,573,287	802,960	204,222	162,386
Expenses
Sponsor’s fees	1,315,406	984,873	1,309,010	1,396,478
Brokerage commissions and fees	229,626	237,503	274,439	271,871
Total expenses	1,545,032	1,222,376	1,583,449	1,668,349
Net investment income (loss)	1,028,255	(419,416)	(1,379,227)	(1,505,963)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	31,929	29,175	16	992
Futures contracts	(224,199,265)	(82,733,584)	31,519,147	71,276,335
Net realized gain (loss)	(224,167,336)	(82,704,409)	31,519,163	71,277,327
Net change in unrealized appreciation/depreciation on:
Short-term investments	630,155	(715,749)	(11,385)	15,413
Futures contracts	(145,592,464)	141,549,159	(3,320,408)	30,181,634
Net change in unrealized appreciation/depreciation	(144,962,309)	140,833,410	(3,331,793)	30,197,047
Net realized and unrealized gain (loss)	(369,129,645)	58,129,001	28,187,370	101,474,374
Net increase (decrease) in net assets resulting from operations	$(368,101,390)	$57,709,585	$26,808,143	$99,968,411
Net increase (decrease) in net assets per Share	$(7.10)	$1.04	$0.42	$1.52

	Three Months Ended (Unaudited)
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Investment Income
Interest	$7,210,614	$6,522,254	$4,581,353	$3,080,774
Total investment income	7,210,614	6,522,254	4,581,353	3,080,774
Expenses
Sponsor’s fees	2,382,431	2,074,766	1,580,894	1,315,095
Brokerage commissions and fees	337,146	259,443	230,142	189,236
Total expenses	2,719,577	2,334,209	1,811,036	1,504,331
Net investment income	4,491,037	4,188,045	2,770,317	1,576,443
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	101	8,155	84,416	3,695
Futures contracts	1,925,231	(12,341,801)	19,053,123	16,981,381
Net realized gain (loss)	1,925,332	(12,333,646)	19,137,539	16,985,076
Net change in unrealized appreciation/depreciation on:
Short-term investments	138,118	215,459	(238,588)	(76,073)
Futures contracts	163,758,363	(7,677,541)	(55,899,683)	35,976,761
Net change in unrealized appreciation/depreciation	163,896,481	(7,462,082)	(56,138,271)	35,900,688
Net realized and unrealized gain (loss)	165,821,813	(19,795,728)	(37,000,732)	52,885,764
Net increase (decrease) in net assets resulting from operations	$170,312,850	$(15,607,683)	$(34,230,415)	$54,462,207
Net increase (decrease) in net assets per Share	$2.04	$(0.23)	$(0.63)	$1.22

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2020.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Mary Cronin is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Mary Cronin and Paul Lohrey.

Paul Lohrey, CFA, 58, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Since May 2016, Mr. Lohrey has served as an officer of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Belinda Ng Castaneda, 38, became a principal of the Sponsor on June 20, 2019. Mrs. Castaneda became a principal of BlackRock Institutional Trust Company, N.A. on June 19, 2019 and of BlackRock Fund BFA on June 20, 2019. Mrs. Castaneda serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions on such entities’ Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of their business continuity planning system. From February 2016 to the present, Mrs. Castaneda has served as a Vice President of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions on the firm’s Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of the firm’s business continuity planning system. From January 2012 to February 2016, Mrs. Castaneda served as an Associate of BlackRock Inc. as a Business Continuity Program Manager. From February 2009 to January 2012, Mrs. Castaneda served as an Analyst of BlackRock, Inc. performing operational support to the firm’s Business Continuity Management team. Prior to joining BlackRock, Inc., Mrs. Castaneda served in a data analyst function at H5, Inc. a data analytics technology firm, from July 2006 to February 2009. Prior to that, Mrs. Castaneda was an office automation assistant at the U.S. Department of Health and Human Services, where she focused on the Employee Human Resource and Payroll System (i.e., PeopleSoft software) from July 2002 to July 2006. Mrs. Castaneda earned a Bachelor of Science in Business Administration from San Jose State University, in 2005.

Mary Cronin (formerly, Miley), 43, became a principal of the Sponsor in April 2019 and serves as its Director and Chief Financial Officer. Since May 2012, Ms. Cronin has served as a Director of BlackRock, performing supervisory and managerial functions. Prior to joining BlackRock, Ms. Cronin served in an accounting operations and financial reporting function supporting the registered funds and UCITS funds at Dodge & Cox, an asset management firm, from November 2008 to April 2012. Prior to that, Ms. Cronin was an audit Senior Manager at PricewaterhouseCoopers LLP where she focused on the audits of registered investment companies from September 1999 to October 2008. Ms. Cronin earned a Bachelor of Science in business administration from California Polytechnic State University, San Luis Obispo, in 1999, and is a certified public accountant (inactive).

Ann Frechette, CPA, 52, became a principal of the Sponsor on April 13, 2020. Ms. Frechette became a principal of BlackRock Advisors, LLC on April 9, 2020 and of BFA, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Financial Management, Inc. on April 13, 2020. Ms. Frechette serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions as head of a Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by such entities. From May 2016 to the present, Ms. Frechette has served as a Managing Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions as head of the Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by affiliates of BlackRock, Inc. From April 2013 to May 2016 Ms. Frechette served as the Managing Director of BlackRock, Inc. responsible for performing supervisory and managerial functions for the U.S. Registered Active Funds Financial Reporting team that prepares financial statements. From April 2006 to April 2012, Ms. Frechette served as the Global Director of Internal Audit at Citco Fund Services, a provider of banking, cash management, fund administration, and trust services, where her responsibilities included managing that firm’s audit team’s risk-based audits and SOC 1 project. From October 2002 to April 2006, Ms. Frechette served as a Senior Vice President at PNC Global Investment Servicing, a provider of processing, technology and business intelligence services to asset managers, broker/dealers and financial advisors, where she worked both in internal audit and the finance area within the transfer agency. From September 1991 to October 2002, Ms. Frechette served as a Senior Manager in the audit division of Ernst & Young’s financial services industry practice. Ms. Frechette graduated with honors from Drexel University with a Bachelor of Science in accounting in 1991 and was initially licensed as a certified public accountant in 1993.

Philip Jensen, 62, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Timothy Kane, 40, became a principal of the Sponsor on June 28, 2019. Mr. Kane became a principal of BlackRock Financial Management, Inc. on June 27, 2019 and of BlackRock Advisors, LLC, BFA and BlackRock Institutional Trust Company, N.A. on June 28, 2019. Mr. Kane serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions in his capacity as Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. From February 2014 to the present, Mr. Kane has served as a Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions in his capacity as the Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. Prior to joining BlackRock, Inc., Mr. Kane served as the Deputy Global Head of Crisis Management supporting the Business Continuity function at Deutsche Bank, multinational investment bank and financial services firm, from January 2009 to January 2014. Prior to that, Mr. Kane was the Director of Information Technology at the New York City Office of Emergency Management where he focused on agency's technology needs from December 2006 to December 2008. Mr. Kane earned a Bachelor of Science in Geographic Information Science from Salisbury University in 2002.

Peter Landini, 69, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 74, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Charles Park, 53, became a principal of the Advisor in December 2012 and has served as Chief Compliance Officer for the Advisor since August 2006. Mr. Park became a principal of BlackRock Advisors, LLC, a commodity pool operator and commodity trading advisor registered with the CFTC, in June 2014 and has served as its Chief Compliance Officer since June 2014. Mr. Park became a principal of BlackRock Financial Management, Inc., an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Financial Management, Inc. since September 2016 and performs supervisory and managerial functions. He became a principal of BlackRock Investment Management, LLC, an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Investment Management, LLC since September 2016 and performs supervisory and managerial functions. Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, from December 2012 to February 2014, performing supervisory and managerial functions. Mr. Park joined BlackRock Institutional Trust Company, N.A., a commodity pool operator and commodity trading advisor registered with the CFTC, in August 2006, and performs supervisory and managerial functions. Mr. Park has also served as the Chief Compliance Officer of the iShares business since August 2006 and of BlackRock SEC-registered funds since June 2014. Mr. Park was a principal of the Sponsor from December 2012 to April 2015 and since August 4, 2016, performing supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., in August 2006, Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., an exempt commodity pool operator and an exempt commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Greg Savage, 49, became a principal and associated person of the Sponsor in July 2012 and performs supervisory and managerial functions. Since March 2009, Mr. Savage was a principal and associated person, performing supervisory and managerial functions, of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Savage has served as a Senior Portfolio Manager and Team Leader for BlackRock Fund Advisors, an investment advisor registered with the SEC and a commodity trading advisor registered with the CFTC, since September 2007 and became a principal and associated person of that entity in March 2009. Mr. Savage also served as a Portfolio Manager for BFA from March 2001 to September 2007. Mr. Savage served as a Transition Services Manager for BlackRock Institutional Trust Company, N.A., a national banking association and commodity trading advisor registered with the CFTC, from June 1999 to March 2001 and became an associated person of that entity in June 2007. Mr. Savage received his Bachelor of Science in accounting from the University of Colorado at Boulder and is a CFA charterholder. He has the FINRA Series 7, 63 and 3 licenses.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2020, the Trust has incurred a Sponsor’s Fee of $5,005,767.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2020 and 2019.

	2020	2019
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	250
Tax fees(b)	268,250	278,830
All other fees	—	—
	$332,050	$340,880

(a)	Amount represents fees billed for review of the regulatory filings.
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

None of the hours expended on PricewaterhouseCoopers LLP’s engagement to audit the Trust’s financial statements for the year ended December 31, 2020 were attributable to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.6 of registrant’s Current Report on Form 8-K on March 4, 2013

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® S&P GSCI™ Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) as of December 31, 2020 and 2019, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 1, 2021

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
Cash	$20,622,531	$31,242,158
Short-term investments(a)	772,677,694	721,080,429
Short-term investments held at broker (restricted)(b)	42,290,413	29,438,936
Receivable for variation margin on open futures contracts (Note 9)	3,335,487	—
Total Assets	838,926,125	781,761,523

Liabilities
Sponsor’s fees payable	507,208	465,837
Payable for capital shares redeemed	11,072,297	—
Payable for variation margin on open futures contracts (Note 9)	—	5,952,581
Total Liabilities	11,579,505	6,418,418

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$827,346,620	$775,343,105

Shares issued and outstanding(c)	67,250,000	47,750,000
Net asset value per Share (Note 2G)	$12.30	$16.24

(a)	Cost of short-term investments: $772,661,613 and $720,991,393, respectively.
(b)	Cost of short-term investments held at broker (restricted): $42,287,936 and $29,427,850, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Investment Income
Interest	$3,742,855	$21,394,995	$24,497,221
Total investment income	3,742,855	21,394,995	24,497,221

Expenses
Sponsor’s fees	5,005,767	7,353,186	10,502,114
Brokerage commissions and fees	1,013,439	1,015,967	1,422,790
Total expenses	6,019,206	8,369,153	11,924,904
Net investment income (loss)	(2,276,351)	13,025,842	12,572,317

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	62,112	96,367	3,343
Futures contracts	(204,137,367)	25,617,934	(11,940,106)
Net realized gain (loss)	(204,075,255)	25,714,301	(11,936,763)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(81,566)	38,916	77,730
Futures contracts	22,817,921	136,157,900	(190,921,734)
Net change in unrealized appreciation/depreciation	22,736,355	136,196,816	(190,844,004)
Net realized and unrealized gain (loss)	(181,338,900)	161,911,117	(202,780,767)

Net increase (decrease) in net assets resulting from operations	$(183,615,251)	$174,936,959	$(190,208,450)

Net increase (decrease) in net assets per Share(a)	$(3.09)	$2.79	$(2.29)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Net Assets, Beginning of Year	$775,343,105	$1,209,866,609	$1,393,408,765

Operations:
Net investment income (loss)	(2,276,351)	13,025,842	12,572,317
Net realized gain (loss)	(204,075,255)	25,714,301	(11,936,763)
Net change in unrealized appreciation/depreciation	22,736,355	136,196,816	(190,844,004)
Net increase (decrease) in net assets resulting from operations	(183,615,251)	174,936,959	(190,208,450)

Capital Share Transactions:
Contributions for Shares issued	366,906,034	180,290,776	277,791,824
Distributions for Shares redeemed	(131,287,268)	(789,751,239)	(271,125,530)
Net increase (decrease) in net assets from capital share transactions	235,618,766	(609,460,463)	6,666,294

Increase (decrease) in net assets	52,003,515	(434,523,504)	(183,542,156)

Net Assets, End of Year	$827,346,620	$775,343,105	$1,209,866,609

Shares issued and redeemed
Shares issued	31,850,000	11,950,000	17,100,000
Shares redeemed	(12,350,000)	(50,700,000)	(16,000,000)
Net increase (decrease) in Shares issued and outstanding	19,500,000	(38,750,000)	1,100,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(183,615,251)	$174,936,959	$(190,208,450)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,958,461,167)	(6,476,139,465)	(14,886,123,153)
Sales/maturities of short-term investments	3,897,733,626	6,946,868,283	15,054,622,653
Accretion of discount	(3,740,655)	(21,386,248)	(24,490,437)
Net realized (gain) loss on short-term investments	(62,112)	(96,367)	(3,343)
Net change in unrealized appreciation/depreciation on short-term investments	81,566	(38,916)	(77,730)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(3,335,487)	920,643	4,637,434
Payable for variation margin on open futures contracts	(5,952,581)	5,952,581	—
Sponsor’s fees payable	41,371	(340,100)	(41,821)
Brokerage commissions and fees payable	—	(8,046)	2,171
Net cash provided by (used in) operating activities	(257,310,690)	630,669,324	(41,682,676)

Cash Flows from Financing Activities
Contributions for Shares issued	366,906,034	180,290,776	281,055,224
Distributions for Shares redeemed	(120,214,971)	(789,751,239)	(271,125,530)
Net cash provided by (used in) financing activities	246,691,063	(609,460,463)	9,929,694
Net increase (decrease) in cash and cash equivalents	(10,619,627)	21,208,861	(31,752,982)

Cash
Beginning of year
Unrestricted – cash	31,242,158	10,033,297	41,786,279

End of year
Unrestricted – cash	$20,622,531	$31,242,158	$10,033,297

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2020 and 2019

December 31, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.05% – 0.08% due 1/05/21	$53,000,000	$52,999,993
0.06% – 0.10% due 1/07/21	112,000,000	111,999,720
0.07% – 0.08% due 1/12/21	30,000,000	29,999,734
0.07% – 0.10% due 1/14/21	155,000,000	154,998,062
0.07% due 1/19/21	40,000,000	39,999,333
0.07% – 0.11% due 1/21/21	60,000,000	59,998,725
0.08% – 0.09% due 1/28/21	50,000,000	49,998,084
0.07% – 0.09% due 2/04/21	26,000,000	25,998,769
0.06% – 0.07% due 2/09/21	73,000,000	72,996,715
0.11% due 2/11/21	75,000,000	74,995,250
0.07% – 0.11% due 2/18/21	60,000,000	59,995,125
0.09% due 2/25/21	16,000,000	15,998,440
0.10% due 3/04/21	10,000,000	9,998,853
0.07% due 3/11/21	29,000,000	28,996,012
0.08% due 3/23/21	19,000,000	18,996,912
0.06% due 4/15/21	7,000,000	6,998,380
Total U.S. Treasury bills (Cost: $814,949,549)		814,968,107

Total Investments – 98.50%		814,968,107
Other Assets, Less Liabilities – 1.50%		12,378,513
Net Assets – 100.00%		$827,346,620

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
45,779	March 15, 2021	$827,249,420	42,452,572

December 31, 2019

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
1.56% due 01/07/20	$50,000,000	$49,990,521
1.54% – 1.87% due 01/16/20	85,000,000	84,953,805
1.62% due 01/21/20	50,600,000	50,560,743
1.87% due 01/23/20	50,000,000	49,957,125
1.55% due 01/30/20	100,000,000	99,886,820
1.56% due 02/04/20	15,000,000	14,978,480
1.88% – 1.93% due 02/06/20	70,000,000	69,898,597
1.55% due 02/13/20	65,000,000	64,887,198
1.55% due 02/20/20	30,000,000	29,938,138
1.81% due 02/27/20	15,000,000	14,964,767
1.53% – 1.61% due 03/12/20	75,000,000	74,780,885
1.55% due 03/26/20	25,000,000	24,912,048
1.55% due 04/16/20	35,000,000	34,845,071
1.55% – 1.61% due 04/23/20	55,000,000	54,737,729
1.51% due 05/07/20	15,000,000	14,920,003
1.55% due 05/14/20	16,400,000	16,307,435
Total U.S. Treasury bills (Cost: $750,419,242)		750,519,365

Total Investments – 96.80%		750,519,365
Other Assets, Less Liabilities – 3.20%		24,823,740
Net Assets – 100.00%		$775,343,105

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2019, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,510	March 16, 2020	$773,217,840	19,634,651

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2020

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodity futures. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is an indirect subsidiary of BlackRock,Inc (“BlackRock”). BlackRock Fund Advisors (the “Advisor”), an indirect subsidiary of BlackRock, serves as the commodity trading advisor of the Trust and is registered with the CFTC.

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

The Trust seeks to track the results of a fully collateralized investment in futures contracts on an index composed of a diversified group of commodity futures, including energy commodities, precious and industrial metal commodities, agricultural commodities and livestock commodities. The Trust seeks to track the investment returns of the Index before payment of the Trust’s expenses and liabilities.

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

As of December 31, 2020 and December 31, 2019, the Trust had restricted short-term investments held at the broker of $42,290,413 and $29,438,936, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2020, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor pays the amounts that would otherwise be considered the ordinary operating expenses, if any, of the Trust. In return, the Sponsor receives a fee from the Trust that accrues daily and is payable monthly in arrears at an annualized rate equal to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2020, 2019 and 2018.

	December 31,
	2020	2019	2018
Net asset value per Share, beginning of year	$16.24	$13.99	$16.32

Net investment income (loss)(a)	(0.04)	0.21	0.15
Net realized and unrealized gain (loss)(b)	(3.90)	2.04	(2.48)
Net increase (decrease) in net assets from operations	(3.94)	2.25	(2.33)
Net asset value per Share, end of year	$12.30	$16.24	$13.99

Total return, at net asset value(c)	(24.26)%	16.08%	(14.28)%

Ratio to average net assets:
Net investment income (loss)	(0.34)%	1.33%	0.90%
Expenses	0.90%	0.85%	0.85%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2020 and the year ended December 31, 2019, the average month-end notional amounts of open Index Futures were $668,432,601 and $960,422,151, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of December 31, 2020 and December 31, 2019:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$3,335,487	Payable for variation margin on open futures contracts	$—

December 31, 2019
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,952,581

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the years ended December 31, 2020, 2019 and 2018:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(204,137,367)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	22,817,921

December 31,2019
Commodity contracts	Net realized gain (loss) from futures contracts	$25,617,934	$—
	Net change in unrealized appreciation/depreciation on futures contracts		136,157,900

December 31,2018
Commodity contracts	Net realized gain (loss) from futures contracts	$(11,940,106)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(190,921,734)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2020 and December 31, 2019:

	Level 1	Level 2	Level 3	Total
December 31, 2020
Futures contracts(a)	$42,452,572	$—	$—	$42,452,572
U.S. Treasury bills	—	814,968,107	—	814,968,107

December 31, 2019
Futures contracts(a)	$19,634,651	$—	$—	$19,634,651
U.S. Treasury bills	—	750,519,365	—	750,519,365

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 1, 2021

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	March 1, 2021

/s/ Philip Jensen
Philip Jensen
Director

Date:	March 1, 2021

/s/ Peter Landini
Peter Landini
Director

Date:	March 1, 2021

/s/ Kimun Lee
Kimun Lee
Director

Date:	March 1, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.