Form 10-Q
period 2021-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2021-05-04
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32947

iShares® S&P GSCI™ Commodity-Indexed Trust

(Exact name of registrant as specified in its charter)

Delaware	51-6573369
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o iShares Delaware Trust Sponsor LLC

400 Howard Street

San Francisco, California 94105

Attn: Product Management Team

iShares Product Research & Development

(Address of principal executive offices) (Zip Code)

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

As of April 30, 2021, the Registrant had 83,650,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash	$2,465,773	$20,622,531
Short-term investments, at fair value(a)	1,066,557,009	772,677,694
Short-term investments held at the broker (restricted), at fair value(b)	49,426,968	42,290,413
Receivable for variation margin on open futures contracts (Note 9)	—	3,335,487
Total Assets	1,118,449,750	838,926,125

Liabilities
Sponsor’s fees payable	731,136	507,208
Payable for capital shares redeemed	—	11,072,297
Payable for variation margin on open futures contracts (Note 9)	3,683,488	—
Total Liabilities	4,414,624	11,579,505

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,114,035,126	$827,346,620

Shares issued and outstanding(c)	79,950,000	67,250,000
Net asset value per Share (Note 2G)	$13.93	$12.30

(a)	Cost of short-term investments: $1,066,541,859 and $772,661,613, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $49,425,787 and $42,287,936, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020
Investment Income
Interest	$143,437	$2,573,287
Total investment income	143,437	2,573,287

Expenses
Sponsor’s fees	1,893,497	1,315,406
Brokerage commissions and fees	330,285	229,626
Total expenses	2,223,782	1,545,032
Net Investment income (loss)	(2,080,345)	1,028,255

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	267	31,929
Futures contracts	202,940,665	(224,199,265)
Net realized gain (loss)	202,940,932	(224,167,336)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(2,227)	630,155
Futures contracts	(87,559,310)	(145,592,464)
Net change in unrealized appreciation/depreciation	(87,561,537)	(144,962,309)
Net realized and unrealized gain (loss)	115,379,395	(369,129,645)

Net increase (decrease) in net assets resulting from operations	$113,299,050	$(368,101,390)

Net increase (decrease) in net assets per Share(a)	$1.51	$(7.10)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021

Three Months Ended
March 31, 2021
Net Assets at December 31, 2020	$827,346,620

Operations:
Net investment loss	(2,080,345)
Net realized gain	202,940,932
Net change in unrealized appreciation/depreciation	(87,561,537)
Net increase in net assets resulting from operations	113,299,050

Capital Share Transactions:
Contributions for Shares issued	217,200,755
Distributions for Shares redeemed	(43,811,299)
Net increase in net assets from capital share transactions	173,389,456

Increase in net assets	286,688,506

Net Assets at March 31, 2021	$1,114,035,126

Shares issued and redeemed
Shares issued	15,850,000
Shares redeemed	(3,150,000)
Net increase in Shares issued and outstanding	12,700,000

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

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$113,299,050	$(368,101,390)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,047,574,345)	(1,053,640,337)
Sales/maturities of short-term investments	1,746,699,953	1,316,070,743
Accretion of discount	(143,438)	(2,571,347)
Net realized (gain) loss on short-term investments	(267)	(31,929)
Net change in unrealized appreciation/depreciation on short-term investments	2,227	(630,155)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	3,335,487	(5,954,273)
Payable for variation margin on open futures contracts	3,683,488	(5,952,581)
Sponsor’s fees payable	223,928	(74,571)
Net cash provided by (used in) operating activities	(180,473,917)	(120,885,840)

Cash Flows from Financing Activities
Contributions for Shares issued	217,200,755	134,854,545
Distributions for Shares redeemed	(54,883,596)	(40,549,504)
Net cash provided by (used in) financing activities	162,317,159	94,305,041
Net increase (decrease) in cash	(18,156,758)	(26,580,799)

Cash
Beginning of period
Unrestricted – cash	20,622,531	31,242,158

End of period
Unrestricted – cash	$2,465,773	$4,661,359

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2021 and December 31, 2020

March 31, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.01% - 0.04% due 4/06/21	$74,000,000	$73,999,923
0.03% - 0.09% due 4/08/21	80,000,000	79,999,922
0.02% due 4/13/21	40,000,000	39,999,933
0.06% - 0.08% due 4/15/21	44,000,000	43,999,786
0.01% - 0.06% due 4/20/21	61,000,000	60,999,436
0.01% - 0.03% due 4/22/21	74,000,000	73,999,569
0.01% - 0.07% due 4/27/21	64,000,000	63,999,307
0.01% - 0.06% due 4/29/21	60,000,000	59,999,533
0.01% - 0.06% due 5/04/21	58,000,000	57,999,070
0.01% - 0.03% due 5/06/21	101,000,000	100,998,773
0.01% - 0.03% due 5/11/21	80,000,000	79,998,889
0.02% - 0.03% due 5/13/21	108,000,000	107,997,480
0.02% - 0.03% due 5/18/21	57,000,000	56,998,047
0.01% - 0.04% due 5/20/21	100,000,000	99,997,958
0.03% due 6/03/21	34,000,000	33,999,107
0.03% - 0.04% due 6/10/21	81,000,000	80,997,244
Total U.S. Treasury bills (Cost: $1,115,967,646)		1,115,983,977

Total Investments – 100.17%		1,115,983,977
Other Assets, Less Liabilities – (0.17)%		(1,948,851)
Net Assets – 100.00%		$1,114,035,126

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
54,102	June 15, 2021	$1,109,972,863	$(45,106,738)

December 31, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.05% – 0.08% due 1/05/21	$53,000,000	$52,999,993
0.06% – 0.10% due 1/07/21	112,000,000	111,999,720
0.07% – 0.08% due 1/12/21	30,000,000	29,999,734
0.07% – 0.10% due 1/14/21	155,000,000	154,998,062
0.07% due 1/19/21	40,000,000	39,999,333
0.07% – 0.11% due 1/21/21	60,000,000	59,998,725
0.08% – 0.09% due 1/28/21	50,000,000	49,998,084
0.07% – 0.09% due 2/04/21	26,000,000	25,998,769
0.06% – 0.07% due 2/09/21	73,000,000	72,996,715
0.11% due 2/11/21	75,000,000	74,995,250
0.07% – 0.11% due 2/18/21	60,000,000	59,995,125
0.09% due 2/25/21	16,000,000	15,998,440
0.10% due 3/04/21	10,000,000	9,998,853
0.07% due 3/11/21	29,000,000	28,996,012
0.08% due 3/23/21	19,000,000	18,996,912
0.06% due 4/15/21	7,000,000	6,998,380
Total U.S. Treasury bills (Cost: $814,949,549)		814,968,107

Total Investments – 98.50%		814,968,107
Other Assets, Less Liabilities – 1.50%		12,378,513
Net Assets – 100.00%		$827,346,620

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
45,779	March 15, 2021	$827,249,420	$42,452,572

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2021

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

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

As of March 31, 2021 and December 31, 2020, the Trust had restricted short-term investments held at the broker of $49,426,968 and $42,290,413, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Net asset value per Share, beginning of period	$12.30	$16.24
Net investment income (loss)(a)	(0.03)	0.02
Net realized and unrealized gain (loss)(b)	1.66	(6.89)
Net increase (decrease) in net assets from operations	1.63	(6.87)
Net asset value per Share, end of period	$13.93	$9.37

Total return, at net asset value(c)(d)	13.25%	(42.30)%

Ratio to average net assets:
Net investment income (loss)(e)	(0.82)%	0.59%
Expenses(e)	0.88%	0.88%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2021 and the year ended December 31, 2020, the average month-end notional amounts of open Index Futures were $991,382,755 and $668,432,601, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2021 and December 31, 2020:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$3,683,488

December 31, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$3,335,487	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2021 and 2020:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$202,940,665	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(87,559,310)

Three Months Ended March 31, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(224,199,265)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(145,592,464)

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
March 31, 2021
Futures contracts(a)	$(45,106,738)	$—	$—	$(45,106,738)
U.S. Treasury bills	—	1,115,983,977	—	1,115,983,977

December 31, 2020
Futures contracts(a)	$42,452,572	$—	$—	$42,452,572
U.S. Treasury bills	—	814,968,107	—	814,968,107

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended March 31, 2021

The Trust’s net asset value increased from $827,346,620 at December 31, 2020 to $1,114,035,126 at March 31, 2021. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 67,250,000 Shares at December 31, 2020 to 79,950,000 Shares at March 31, 2021, a consequence of 15,850,000 Shares (317 Baskets) being created and 3,150,000 Shares (63 Baskets) being redeemed during the quarter. The Trust's net asset value also benefited from a net increase in net assets resulting from operations.

The 13.25% increase in the Trust’s NAV from $12.30 at December 31, 2020 to $13.93 at March 31, 2021 is directly related to the 13.53% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended March 31, 2021 was $113,299,050, resulting from a net investment loss of $2,080,345 and a net realized and unrealized gain of $115,379,395. For the quarter ended March 31, 2021, the Trust had a net realized and unrealized loss of $1,960 on short-term investments and a net realized and unrealized gain of $115,381,355 on futures contracts. Other than the Sponsor's fees of $1,893,497 and brokerage commissions and fees of $330,285, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2021 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2021, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2021, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	54,102
Expiration date:	June 2021
Weighted-average price per contract:	$213.50
Notional amount (fair value):	$1,109,972,863

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2021, which was $205.16 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 1, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 3,150,000 Shares (63 Baskets) were redeemed during the quarter ended March 31, 2021.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/21 to 01/31/21	450,000	$12.26
02/01/21 to 02/28/21	500,000	14.14
03/01/21 to 03/31/21	2,200,000	14.19
Total	3,150,000	$13.91

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 4, 2021

/s/ Mary Cronin
Mary Cronin
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 4, 2021

*      The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.