Form 10-Q
period 2021-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2021-08-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, the Registrant had 83,000,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash	$15,484,229	$20,622,531
Short-term investments, at fair value(a)	1,284,515,455	772,677,694
Short-term investments held at the broker (restricted), at fair value(b)	52,394,732	42,290,413
Receivable for variation margin on open futures contracts (Note 9)	15,127,887	3,335,487
Total Assets	1,367,522,303	838,926,125

Liabilities
Sponsor’s fees payable	836,510	507,208
Payable for capital shares redeemed	7,235,397	11,072,297
Total Liabilities	8,071,907	11,579,505

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,359,450,396	$827,346,620

Shares issued and outstanding(c)	84,550,000	67,250,000
Net asset value per Share (Note 2G)	$16.08	$12.30

(a)	Cost of short-term investments: $1,284,566,908 and $772,661,613, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $52,396,354 and $42,287,936, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Investment Income
Interest	$52,562	$802,960	$195,999	$3,376,247
Total investment income	52,562	802,960	195,999	3,376,247

Expenses
Sponsor's fees	2,407,468	984,873	4,300,965	2,300,279
Brokerage commissions and fees	347,506	237,503	677,791	467,129
Total expenses	2,754,974	1,222,376	4,978,756	2,767,408
Net Investment income (loss)	(2,702,412)	(419,416)	(4,782,757)	608,839

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	359	29,175	626	61,104
Futures contracts	119,959,860	(82,733,584)	322,900,525	(306,932,849)
Net realized gain (loss)	119,960,219	(82,704,409)	322,901,151	(306,871,745)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(69,406)	(715,749)	(71,633)	(85,594)
Futures contracts	62,102,165	141,549,159	(25,457,145)	(4,043,305)
Net change in unrealized appreciation/depreciation	62,032,759	140,833,410	(25,528,778)	(4,128,899)
Net realized and unrealized gain (loss)	181,992,978	58,129,001	297,372,373	(311,000,644)

Net increase (decrease) in net assets resulting from operations	$179,290,566	$57,709,585	$292,589,616	$(310,391,805)

Net increase (decrease) in net assets per Share(a)	$2.11	$1.04	$3.66	$(5.78)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2021

Six Months Ended June 30, 2021
Net Assets at December 31, 2020	$827,346,620

Operations:
Net investment loss	(2,080,345)
Net realized gain	202,940,932
Net change in unrealized appreciation/depreciation	(87,561,537)
Net increase in net assets resulting from operations	113,299,050

Capital Share Transactions:
Contributions for Shares issued	217,200,755
Distributions for Shares redeemed	(43,811,299)
Net increase in net assets from capital share transactions	173,389,456

Increase in net assets	286,688,506

Net Assets at March 31, 2021	$1,114,035,126

Operations:
Net investment loss	$(2,702,412)
Net realized gain	119,960,219
Net change in unrealized appreciation/depreciation	62,032,759
Net increase in net assets resulting from operations	179,290,566

Capital Share Transactions:
Contributions for Shares issued	160,863,723
Distributions for Shares redeemed	(94,739,019)
Net increase in net assets from capital share transactions	66,124,704

Increase in net assets	245,415,270

Net Assets at June 30, 2021	$1,359,450,396
Shares issued and redeemed
Shares issued	26,500,000
Shares redeemed	(9,200,000)
Net increase in Shares issued and outstanding	17,300,000

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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$292,589,616	$(310,391,805)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(4,851,517,037)	(1,786,918,935)
Sales/maturities of short-term investments	4,329,699,949	1,976,935,600
Accretion of discount	(195,999)	(3,374,048)
Net realized (gain) loss on short-term investments	(626)	(61,104)
Net change in unrealized appreciation/depreciation on short-term investments	71,633	85,594
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(11,792,400)	(3,964,473)
Payable for variation margin on open futures contracts	—	(5,952,581)
Sponsor’s fees payable	329,302	(104,492)
Net cash provided by (used in) operating activities	(240,815,562)	(133,746,244)

Cash Flows from Financing Activities
Contributions for Shares issued	378,064,478	193,175,344
Distributions for Shares redeemed	(142,387,218)	(60,241,228)
Net cash provided by (used in) financing activities	235,677,260	132,934,116
Net increase (decrease) in cash	(5,138,302)	(812,128)

Cash
Beginning of period
Unrestricted – cash	20,622,531	31,242,158

End of period
Unrestricted – cash	$15,484,229	$30,430,030

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2021 and December 31, 2020

June 30, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.01% due 7/13/21	$45,000,000	$44,999,362
0.00% due 7/15/21	10,000,000	9,999,825
0.00% due 7/20/21	25,000,000	24,999,340
0.01% due 7/22/21	30,000,000	29,999,166
0.01% due 7/27/21	49,000,000	48,998,364
0.02% due 8/03/21	130,000,000	129,994,423
0.01% – 0.04% due 8/05/21	83,000,000	82,996,221
0.03% due 8/10/21	15,000,000	14,999,204
0.01% due 8/12/21	90,000,000	89,993,962
0.01% – 0.04% due 8/17/21	115,000,000	114,993,056
0.02% due 8/19/21	79,000,000	78,995,161
0.01% – 0.05% due 8/24/21	95,000,000	94,993,588
0.01% due 8/26/21	100,000,000	99,993,078
0.04% due 8/31/21	28,000,000	27,997,512
0.02% due 9/02/21	162,000,000	161,985,115
0.02% – 0.03% due 9/09/21	131,000,000	130,987,901
0.03% due 9/16/21	100,000,000	99,990,375
0.02% due 9/21/21	50,000,000	49,994,534
Total U.S. Treasury bills (Cost: $1,336,963,262)		1,336,910,187

Total Investments – 98.34%		1,336,910,187
Other Assets, Less Liabilities – 1.66%		22,540,209
Net Assets – 100.00%		$1,359,450,396

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

57,138	September 16, 2021	$1,356,501,830	$16,995,427

December 31, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.05% – 0.08% due 1/05/21	$53,000,000	$52,999,993
0.06% – 0.10% due 1/07/21	112,000,000	111,999,720
0.07% – 0.08% due 1/12/21	30,000,000	29,999,734
0.07% – 0.10% due 1/14/21	155,000,000	154,998,062
0.07% due 1/19/21	40,000,000	39,999,333
0.07% – 0.11% due 1/21/21	60,000,000	59,998,725
0.08% – 0.09% due 1/28/21	50,000,000	49,998,084
0.07% – 0.09% due 2/04/21	26,000,000	25,998,769
0.06% – 0.07% due 2/09/21	73,000,000	72,996,715
0.11% due 2/11/21	75,000,000	74,995,250
0.07% – 0.11% due 2/18/21	60,000,000	59,995,125
0.09% due 2/25/21	16,000,000	15,998,440
0.10% due 3/04/21	10,000,000	9,998,853
0.07% due 3/11/21	29,000,000	28,996,012
0.08% due 3/23/21	19,000,000	18,996,912
0.06% due 4/15/21	7,000,000	6,998,380
Total U.S. Treasury bills (Cost: $814,949,549)		814,968,107

Total Investments – 98.50%		814,968,107
Other Assets, Less Liabilities – 1.50%		12,378,513
Net Assets – 100.00%		$827,346,620

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

45,779	March 15, 2021	$827,249,420	$42,452,572

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2021

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

As of June 30, 2021 and December 31, 2020, the Trust had restricted short-term investments held at the broker of $52,394,732 and $42,290,413, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net asset value per Share, beginning of period	$13.93	$9.37	$12.30	$16.24
Net investment income (loss)(a)	(0.03)	(0.01)	(0.06)	0.01
Net realized and unrealized gain (loss)(b)	2.18	0.97	3.84	(5.92)
Net increase (decrease) in net assets from operations	2.15	0.96	3.78	(5.91)
Net asset value per Share, end of period	$16.08	$10.33	$16.08	$10.33

Total return, at net asset value(c)(d)	15.43%	10.25%	30.73%	(36.39)%

Ratio to average net assets:
Net investment income (loss)(e)	(0.84)%	(0.32)%	(0.83)%	0.20%
Expenses(e)	0.86%	0.93%	0.87%	0.90%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2021 and the year ended December 31, 2020, the average month-end notional amounts of open Index Futures were $1,135,731,909 and $668,432,601, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2021 and December 31, 2020:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$15,127,887	Payable for variation margin on open futures contracts	$—

December 31, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$3,335,487	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three and six months ended June 30, 2021 and 2020:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$119,959,860	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	62,102,165

Three Months Ended June 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(82,733,584)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	141,549,159

Six Months Ended June 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$322,900,525	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$(25,457,145)

Six Months Ended June 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(306,932,849)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$(4,043,305)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Level 4
June 30, 2021
Futures contracts(a)	$16,995,427	$—	$—	$16,995,427
U.S. Treasury bills	—	1,336,910,187	—	1,336,910,187

December 31, 2020
Futures contracts(a)	$42,452,572	$—	$—	$42,452,572
U.S. Treasury bills	—	814,968,107	—	814,968,107

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2021

The Trust’s net asset value increased from $1,114,035,126 at March 31, 2021 to $1,359,450,396 at June 30, 2021. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 79,950,000 Shares at March 31, 2021 to 84,550,000 Shares at June 30, 2021, a consequence of 10,650,000 Shares (213 Baskets) being created and 6,050,000 Shares (121 Baskets) being redeemed during the quarter.

The 15.43% increase in the NAV from $13.93 at March 31, 2021 to $16.08 at June 30, 2021 is directly related to the 15.72% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended June 30, 2021 was $179,290,566, resulting from a net investment loss of $2,702,412 and a net realized and unrealized gain of $181,992,978. For the quarter ended June 30, 2021, the Trust had a net realized and unrealized loss of $69,047 on short-term investments and a net realized and unrealized gain of $182,062,025 on futures contracts. Other than the Sponsor's fees of $2,407,468 and brokerage commissions and fees of $347,506, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2021

The Trust’s net asset value increased from $827,346,620 at December 31, 2020 to $1,359,450,396 at June 30, 2021. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 67,250,000 Shares at December 31, 2020 to 84,550,000 Shares at June 30, 2021, a consequence of 26,500,000 Shares (530 Baskets) being created and 9,200,000 Shares (184 Baskets) being redeemed during the period.

The 30.73% increase in the NAV from $12.30 at December 31, 2020 to $16.08 at June 30, 2021 is directly related to the 31.38% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the period was $292,589,616, resulting from a net investment loss of $4,782,757 and a net realized and unrealized gain of $297,372,373. For the six months ended June 30, 2021, the Trust had a net realized and unrealized loss of $71,007 on short-term investments and a net realized and unrealized gain of $297,443,380 on futures contracts. Other than the Sponsor’s fees of $4,300,965 and brokerage commissions and fees of $677,791, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2021 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2021, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2021, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	57,138
Expiration date:	September 2021
Weighted-average price per contract:	$234.43
Notional amount (fair value):	$1,356,501,830

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2021, which was $237.41 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)  None.

b)  Not applicable.

c)  6,050,000 Shares (121 Baskets) were redeemed during the quarter ended June 30, 2021.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/21 to 04/30/21	700,000	$14.43
05/01/21 to 05/31/21	50,000	15.67
06/01/21 to 06/30/21	5,300,000	15.83
Total	6,050,000	$15.66

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Services Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 6, 2021

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 6, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.