Form 10-Q
period 2021-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2021-11-03
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

As of October 29, 2021, the Registrant had 79,950,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust
Statements of Assets and Liabilities (Unaudited)
At September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
Assets
Cash	$13,627,637	$20,622,531
Short-term investments, at fair value(a)	1,249,725,359	772,677,694
Short-term investments held at the broker (restricted), at fair value(b)	48,196,963	42,290,413
Receivable for variation margin on open futures contracts (Note 9)	6,183,136	3,335,487
Total Assets	1,317,733,095	838,926,125

Liabilities
Sponsor’s fees payable	793,500	507,208
Payable for capital shares redeemed	—	11,072,297
Total Liabilities	793,500	11,579,505

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,316,939,595	$827,346,620

Shares issued and outstanding(c)	78,100,000	67,250,000
Net asset value per Share (Note 2G)	$16.86	$12.30

(a)	Cost of short-term investments: $1,249,728,095 and $772,661,613, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $48,196,302 and $42,287,936, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment Income
Interest	$94,407	$204,222	$290,406	$3,580,469
Total investment income	94,407	204,222	290,406	3,580,469

Expenses
Sponsor’s fees	2,482,274	1,309,010	6,783,239	3,609,289
Brokerage commissions and fees	322,517	274,439	1,000,308	741,568
Total expenses	2,804,791	1,583,449	7,783,547	4,350,857
Net Investment loss	(2,710,384)	(1,379,227)	(7,493,141)	(770,388)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(1,506)	16	(880)	61,120
Futures contracts	10,796,107	31,519,147	333,696,632	(275,413,702)
Net realized gain (loss)	10,794,601	31,519,163	333,695,752	(275,352,582)
Net change in unrealized appreciation/depreciation on:
Short-term investments	51,000	(11,385)	(20,633)	(96,979)
Futures contracts	51,987,409	(3,320,408)	26,530,264	(7,363,713)
Net change in unrealized appreciation/depreciation	52,038,409	(3,331,793)	26,509,631	(7,460,692)
Net realized and unrealized gain (loss)	62,833,010	28,187,370	360,205,383	(282,813,274)

Net increase (decrease) in net assets resulting from operations	$60,122,626	$26,808,143	$352,712,242	(283,583,662)

Net increase (decrease) in net assets per Share(a)	$0.73	$0.42	$4.37	$(4.95)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2021

Nine Months Ended September 30, 2021
Net Assets at December 31, 2020	$827,346,620

Operations:
Net investment loss	(2,080,345)
Net realized gain	202,940,932
Net change in unrealized appreciation/depreciation	(87,561,537)
Net increase in net assets resulting from operations	113,299,050

Capital Share Transactions:
Contributions for Shares issued	217,200,755
Distributions for Shares redeemed	(43,811,299)
Net increase in net assets from capital share transactions	173,389,456

Increase in net assets	286,688,506

Net Assets at March 31, 2021	$1,114,035,126

Operations:
Net investment loss	(2,702,412)
Net realized gain	119,960,219
Net change in unrealized appreciation/depreciation	62,032,759
Net increase in net assets resulting from operations	179,290,566

Capital Share Transactions:
Contributions for Shares issued	160,863,723
Distributions for Shares redeemed	(94,739,019)
Net increase in net assets from capital share transactions	66,124,704

Increase in net assets	245,415,270

Net Assets at June 30, 2021	$1,359,450,396

Operations:
Net investment loss	(2,710,384)
Net realized gain	10,794,601
Net change in unrealized appreciation/depreciation	52,038,409
Net increase in net assets resulting from operations	60,122,626

Capital Share Transactions:
Contributions for Shares issued	22,714,206
Distributions for Shares redeemed	(125,347,633)
Net decrease in net assets from capital share transactions	(102,633,427)

Decrease in net assets	(42,510,801)

Net Assets at September 30, 2021	$1,316,939,595
Shares issued and redeemed
Shares issued	27,900,000
Shares redeemed	(17,050,000)
Net increase in Shares issued and outstanding	10,850,000

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

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$352,712,242	$(283,583,662)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(6,773,376,889)	(3,024,026,140)
Sales/maturities of short-term investments	6,290,691,567	3,081,735,489
Accretion of discount	(290,406)	(3,578,269)
Net realized (gain) loss on short-term investments	880	(61,120)
Net change in unrealized appreciation/depreciation on short-term investments	20,633	96,979
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(2,847,649)	(10,882,146)
Payable for variation margin on open futures contracts	(11,072,297)	(5,952,581)
Sponsor’s fees payable	286,292	(27,110)
Net cash provided by (used in) operating activities	(143,875,627)	(246,278,560)

Cash Flows from Financing Activities
Contributions for Shares issued	400,778,684	317,684,128
Distributions for Shares redeemed	(263,897,951)	(90,282,444)
Net cash provided by (used in) financing activities	136,880,733	227,401,684
Net decrease in cash	(6,994,894)	(18,876,876)

Cash
Beginning of period
Unrestricted – cash	20,622,531	31,242,158

End of period
Unrestricted – cash	$13,627,637	$12,365,282

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited)
At September 30, 2021 and December 31, 2020

September 30, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.01% – 0.04% due 10/05/21	$153,000,000	$152,999,615
0.03% – 0.04% due 10/07/21	85,000,000	84,999,469
0.04% due 11/02/21	49,000,000	48,997,454
0.05% due 11/04/21	12,000,000	11,999,150
0.04% due 11/09/21	45,000,000	44,997,258
0.03% due 11/16/21	22,000,000	21,998,805
0.03% due 11/26/21	48,000,000	47,997,200
0.01% – 0.04% due 12/02/21	119,000,000	118,992,450
0.04% due 12/07/21	83,000,000	82,995,521
0.03% – 0.04% due 12/09/21	113,000,000	112,993,862
0.04% due 12/14/21	20,000,000	19,998,643
0.03% – 0.04% due 12/16/21	128,000,000	127,990,272
0.02% – 0.04% due 12/21/21	135,000,000	134,991,495
0.03% due 12/23/21	16,000,000	15,998,647
0.03% due 12/28/21	40,000,000	39,996,089
0.04% due 12/30/21	65,000,000	64,993,500
0.03% due 01/04/22	60,000,000	59,995,250
0.03% due 01/06/22	47,000,000	46,995,572
0.03% due 01/11/22	8,000,000	7,999,320
0.04% due 01/25/22	50,000,000	49,992,750
Total U.S. Treasury bills (Cost: $1,297,924,397)		1,297,922,322

Total Investments – 98.56%		1,297,922,322
Other Assets, Less Liabilities – 1.44%		19,017,273
Net Assets – 100.00%		$1,316,939,595

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

52,757	December 15, 2021	$1,316,397,940	$68,982,834

December 31, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.05% – 0.08% due 1/05/21	$53,000,000	$52,999,993
0.06% – 0.10% due 1/07/21	112,000,000	111,999,720
0.07% – 0.08% due 1/12/21	30,000,000	29,999,734
0.07% – 0.10% due 1/14/21	155,000,000	154,998,062
0.07% due 1/19/21	40,000,000	39,999,333
0.07% – 0.11% due 1/21/21	60,000,000	59,998,725
0.08% – 0.09% due 1/28/21	50,000,000	49,998,084
0.07% – 0.09% due 2/04/21	26,000,000	25,998,769
0.06% – 0.07% due 2/09/21	73,000,000	72,996,715
0.11% due 2/11/21	75,000,000	74,995,250
0.07% – 0.11% due 2/18/21	60,000,000	59,995,125
0.09% due 2/25/21	16,000,000	15,998,440
0.10% due 3/04/21	10,000,000	9,998,853
0.07% due 3/11/21	29,000,000	28,996,012
0.08% due 3/23/21	19,000,000	18,996,912
0.06% due 4/15/21	7,000,000	6,998,380
Total U.S. Treasury bills (Cost: $814,949,549)		814,968,107

Total Investments – 98.50%		814,968,107
Other Assets, Less Liabilities – 1.50%		12,378,513
Net Assets – 100.00%		$827,346,620

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

45,779	March 15, 2021	$827,249,420	$42,452,572

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2021

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

As of September 30, 2021 and December 31, 2020, the Trust had restricted short-term investments held at the broker of $48,196,963 and $42,290,413, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net asset value per Share, beginning of period	$16.08	$10.33	$12.30	$16.24
Net investment income (loss)(a)	(0.03)	(0.02)	(0.09)	(0.01)
Net realized and unrealized gain (loss)(b)	0.81	0.46	4.65	(5.46)
Net increase (decrease) in net assets from operations	0.78	0.44	4.56	(5.47)
Net asset value per Share, end of period	$16.86	$10.77	$16.86	$10.77

Total return, at net asset value(c)(d)	4.85%	4.26%	37.07%	(33.68)%

Ratio to average net assets:
Net investment income (loss)(e)	(0.82)%	(0.79)%	(0.83)%	(0.16)%
Expenses(e)	0.85%	0.91%	0.86%	0.90%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2021 and the year ended December 31, 2020, the average month-end notional amounts of open Index Futures were $1,191,513,696 and $668,432,601, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2021 and December 31, 2020:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$6,183,136	Payable for variation margin on open futures contracts	$—

December 31, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$3,335,487	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three and nine months ended September 30, 2021 and 2020:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$10,796,107	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	51,987,409

Three Months Ended September 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$31,519,147	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(3,320,408)

Nine Months Ended September 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$333,696,632	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$26,530,264

Nine Months Ended September 30, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(275,413,702)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$(7,363,713)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
September 30, 2021
Futures contracts(a)	$68,982,834	$—	$—	$68,982,834
U.S. Treasury bills	—	1,297,922,322	—	1,297,922,322

December 31, 2020
Futures contracts(a)	$42,452,572	$—	$—	$42,452,572
U.S. Treasury bills	—	814,968,107	—	814,968,107

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2021

The Trust’s net asset value decreased from $1,359,450,396 at June 30, 2021 to $1,316,939,595 at September 30, 2021. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 84,550,000 Shares at June 30, 2021 to 78,100,000 Shares at September 30, 2021, a consequence of 1,400,000 Shares (28 Baskets) being created and 7,850,000 Shares (157 Baskets) being redeemed during the quarter. This decrease was offset by a net increase in net assets resulting from operations.

The 4.85% increase in the NAV from $16.08 at June 30, 2021 to $16.86 at September 30, 2021 is directly related to the 5.10% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the quarter ended September 30, 2021 was $60,122,626, resulting from a net investment loss of $2,710,384 and a net realized and unrealized gain of $62,833,010. For the quarter ended September 30, 2021, the Trust had a net realized and unrealized gain of $49,494 on short-term investments and a net realized and unrealized gain of $62,783,516 on futures contracts. Other than the Sponsor’s fees of $2,482,274 and brokerage commissions and fees of $322,517, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2021

The Trust’s net asset value increased from $827,346,620 at December 31, 2020 to $1,316,939,595 at September 30, 2021. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 67,250,000 Shares at December 31, 2020 to 78,100,000 Shares at September 30, 2021, a consequence of 27,900,000 Shares (558 Baskets) being created and 17,050,000 Shares (341 Baskets) being redeemed during the period.

The 37.07% increase in the NAV from $12.30 at December 31, 2020 to $16.86 at September 30, 2021 is directly related to the 38.08% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

Net increase in net assets resulting from operations for the period was $352,712,242, resulting from a net investment loss of $7,493,141 and a net realized and unrealized gain of $360,205,383. For the nine months ended September 30, 2021, the Trust had a net realized and unrealized loss of $21,513 on short‑term investments and a net realized and unrealized gain of $360,226,896 on futures contracts. Other than the Sponsor’s fees of $6,783,239 and brokerage commissions and fees of $1,000,308, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2021 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2021, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2021, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	52,757
Expiration date:	December 2021
Weighted-average price per contract:	$236.45
Notional amount (fair value):	$1,316,397,940

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2021, which was $249.52 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	7,850,000 Shares (157 Baskets) were redeemed during the quarter ended September 30, 2021.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/21 to 07/31/21	2,950,000	$15.98
08/01/21 to 08/31/21	1,700,000	15.51
09/01/21 to 09/30/21	3,200,000	16.21
Total	7,850,000	$15.99

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 3, 2021

/s/ Trent Walker

Trent Walker

Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 3, 2021

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.