Form 10-K
period 2021-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2022-03-01
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32947

iShares®S&P GSCI™ Commodity-Indexed Trust

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

As of June 30, 2021, the aggregate market value of the shares held by non-affiliates was approximately $1,030,395,498. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2022, the Registrant had 83,850,000 Shares outstanding.

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

The Trust is a passive investor in Index Futures and the Collateral Assets held to satisfy applicable margin requirements on those Index Futures positions. The Advisor acts as the commodity trading advisor for the Trust and is authorized to transact in Index Futures and acquire and dispose of the related Collateral Assets on the Trust’s behalf. The Trust does not engage in any activities designed to obtain a profit from, or to ameliorate losses caused by, changes in the level of the Index or the S&P GSCI-ER or the value of the Collateral Assets. To the extent that the Trust accepts cash proceeds in connection with the creation of Shares, the Trust will use that cash to purchase additional Index Futures and Collateral Assets, in an amount that the Advisor determines will enable the Trust to achieve investment results that correspond with the Index. As of the date of this report, the Index Futures held by the Trust are listed for trading by the Chicago Mercantile Exchange, Inc. (the “CME”), which is owned and operated by the CME Group, Inc. Subsequent Index Futures held by the Trust may be listed on other futures exchanges (the CME or any such other futures exchange listing Index Futures, the “Exchange”). At any time when Index Futures of more than one expiration are listed on the Exchange, the Sponsor will determine, pursuant to the terms of the trust agreement of the Trust (the “Trust Agreement”), which Index Futures will be transferred in connection with either the creation or redemption of Baskets.

The Sponsor maintains a website at www.ishares.com, through which the Trust’s monthly account statements, annual report on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Additional information regarding the Trust may also be found on the SEC website at www.sec.gov.

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

The Index, in turn, reflects the return of the S&P GSCI-ER, together with the return on specified U.S. Treasury securities that are deemed to have been held to collateralize a hypothetical long position in the futures contracts comprising the S&P GSCI™. If the index sponsor, which is S&P Dow Jones Indices LLC (the “Index Sponsor”), ceases to maintain the Index, the Trust may seek investment results that correspond generally, but are not necessarily identical, to the performance of a fully collateralized investment in a successor index or any other index that, in the opinion of the Sponsor, is reasonably similar to the Index.

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

Once the net asset value of the Trust has been calculated, the Trustee determines the NAV by dividing the net asset value of the Trust by the number of Shares outstanding at the time the calculation is made. Any changes to the NAV that may result from creation and redemption activity occurring on any Business Day are not reflected in the NAV until the following Business Day.

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

Creations of Baskets

The Trust intends to offer Shares on a continuous basis on each Business Day, but issuances of new Shares may be suspended at any time. Shares may be offered only in Baskets of 50,000 Shares. Baskets are typically issued only in exchange for an amount of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets) (the “Basket Amount”) for the Business Day on which the creation order was received by the Trustee. The Basket Amount for a Business Day has a per Share value equal to the NAV as of such day, and the assets included in the Basket Amount are valued in the same manner and on the same basis as the NAV calculations for the Trust’s assets. Creation orders received after 2:40 p.m. (New York time) are not deemed to be received until the following Business Day. In limited circumstances and subject to the approval of the Trustee, Baskets may be created for cash equal to the NAV of the Shares constituting a Basket as determined on the date the related creation order was received, plus the costs incurred by the Trust in establishing the corresponding Index Futures positions and acquiring the related Collateral Assets. Creation orders for Baskets paid for solely in cash that are received after 10:00 a.m. (New York time) will be deemed received as of the following Business Day. The Trustee notifies the Authorized Participants of the Basket Amount on each Business Day.

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

After the delivery by the Authorized Participant to the Trust’s DTC account of the total number of Shares to be redeemed by an Authorized Participant, the Trustee delivers to the order of the redeeming Authorized Participant redemption proceeds consisting of Index Futures and cash (or, in the discretion of the Sponsor, other Collateral Assets). The assets included in the redemption proceeds are valued in the same manner and on the same basis as the NAV calculations for the Trust’s assets. In connection with a redemption order, the redeeming Authorized Participant authorizes the Trustee to deduct from the proceeds of redemption any and all transaction fees associated with redemptions.

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

Each Index Futures contract provides for cash settlement, at expiration, based upon the final settlement value of the S&P GSCI-ER at the expiration of the contract, multiplied by a fixed dollar multiplier. The final settlement value of an Index Futures contract is determined on the eleventh business day of the month in which it is scheduled to expire or, if the S&P GSCI-ER is not scheduled to be published for that day, on the first preceding day for which the futures price index is scheduled to be published. On a daily basis, market participants with positions in Index Futures, including the Trust, are obligated to pay, or entitled to receive, cash (known as “variation margin”) in an amount equal to the change in the daily settlement level of the Index Futures from the preceding trading day’s settlement level (or, initially, the contract price at which the position was entered into). Specifically, if the daily settlement price of the contract increases over the previous day’s price, the seller of the contract must pay the difference to the buyer, and if the daily settlement price is less than the previous day’s price, the buyer of the contract must pay the difference to the seller.

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

Goldman Sachs sold its GSCI family of indices, including the S&P GSCI™, the S&P GSCI-ER and the Index, to S&P effective May 2007. Prior to their acquisition by S&P, the S&P GSCI™ was known as the Goldman Sachs Commodity Index, the S&P GSCI-ER was known as the GSCI®Excess Return Index and the Index was known as the GSCI®Total Return Index.

The Trust and the Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index or any related indices or sub-indices to track the appropriate market performance. The Index Sponsor’s only relationship to iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A or the Trust. The Index Sponsor has no obligation to take the needs of iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance or sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Shareholders or any other person or entity from use of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use, with respect to the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

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

Futures contracts have scheduled expirations, or delivery months, and as one contract nears expiration it becomes necessary to close out the position in that delivery month and establish a position in the next available delivery month. This process is referred to as “rolling” the position forward. The S&P GSCI‑ER is designed to reflect the return from rolling each contract included in the S&P GSCI™ as it nears expiration into the next available delivery month. This is accomplished by selling the position in the first delivery month and purchasing a position of equivalent value in the second delivery month. If the price of the second contract is lower than the price of the first contract, the rolling process results in a greater quantity of the second contract being acquired for the same value. Conversely, if the price of the second contract is higher than the price of the first contract, the rolling process results in a smaller quantity of the second contract being acquired for the same value.

More specifically, the rolling of the contracts included in the S&P GSCI™ occurs on the fifth through the ninth business days of each month. During this roll period, each contract is shifted from the contract with the nearest expiration to the contract with the next nearest expiration at a rate of 20% per day for each of the five days of the roll period. Therefore, during the first four business days of a month, and just before the end of the fifth business day, the S&P GSCI™ consists of futures contracts with the nearest expirations. The S&P GSCI™ is calculated as though each contract roll occurs at the end of each day during the roll period, at the daily settlement prices. At the end of the fifth business day, the S&P GSCI™ is adjusted so that 20% of the contracts underlying the S&P GSCI™ held are in the next nearest expiring contracts, with 80% remaining in the nearest expiring contracts. The roll process continues on the sixth, seventh and eighth business days, with the relative weights of the nearest to the next nearest expirations gradually shifting from a 60%/40% weighting, to a 40%/60% weighting, to a 20%/80% weighting. At the end of the ninth business day, the last of the contracts with the nearest expirations are exchanged, completing the roll and leaving the S&P GSCI™ composed entirely of contracts with the next nearest expirations.

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

The Index Committee and Commodity Index Advisory Panel

The Index Sponsor has established an index committee to oversee the daily management and operations of the S&P GSCI™ (the “Index Committee”), and is responsible for all analytical methods and calculation in the indices. The Index Committee is composed of full-time professional members of the Index Sponsor’s staff. At each meeting, the Index Committee reviews any issues that may affect index constituents, statistics comparing the composition of the indices to the market, commodities that are being considered as candidates for addition to an index, and any significant market events. In addition, the Index Committee may revise index policy covering rules for selecting commodities or other matters.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2022, are as follows:

Commodity	Dollar Weights January 31, 2022(a)	Ticker(b)	Trading Facility
Crude Oil	21.50%	CL	NYM / ICE
Brent Crude Oil	15.25%	LCO	ICE - UK
Corn	7.21%	C	CBT
Gold	5.73%	GC	CMX
Copper	5.55%	MCU	MCU
Soybeans	4.98%	S	CBT
Gas Oil	4.66%	LGO	ICE - UK
Live Cattle	4.14%	LC	LC
Aluminum	3.88%	MAL	LME
Chicago Wheat	3.83%	W	CBT
Heating Oil	3.72%	HO	NYM
Unleaded Gas	3.66%	RB	NYM
Natural Gas	2.88%	NG	NYM / ICE
Lean Hogs	2.21%	LH	CME
Sugar	1.88%	SB	ICE - US
Kansas Wheat	1.70%	KW	KBT
Cotton	1.36%	CT	ICE - US
Feeder Cattle	1.15%	FC	CME
Nickel	1.09%	MNI	LME
Zinc	1.08%	MZN	LME
Coffee	0.76%	KC	ICE - US
Silver	0.71%	SI	CMX
Lead	0.68%	MPB	LME
Cocoa	0.38%	CC	ICE - US

(a)    The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.

(b)    Tickers are Reuters RIC Codes.

The quantity of each of the contracts included in the S&P GSCI™ is determined on the basis of a five-year average, referred to as the “world production average,” of the production quantity of the underlying commodity as published by sources determined by the Index Sponsor to be reasonably accurate and reliable. However, if a commodity is primarily a regional commodity, based on its production, use, pricing, transportation or other factors, the Index Sponsor may calculate the weight of that commodity based on regional, rather than world, production data. At present, natural gas is the only commodity the weights of which are calculated on the basis of regional production data, with the relevant region defined as North America.

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

Contract Expirations

The S&P GSCI™ is composed of actively traded contracts with scheduled expirations and it can be calculated only by reference to the prices of contracts for specified expiration, delivery or settlement periods (the “Contract Expirations”). The Contract Expirations included in the S&P GSCI™ for each commodity during a given year are designated by the Index Sponsor, in consultation with the Index Committee, provided that each contract must be an “Active Contract.” An “Active Contract” for this purpose is a liquid, actively-traded contract with respect to a particular contract included in the S&P GSCI™ and contract expiration, as defined or identified by the relevant trading facility or, if no such definition or identification is provided by the relevant trading facility, as defined by standard custom and practice in the industry.

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

The deletion of a Contract Expiration, designation of a replacement contract, or the elimination of a commodity from the Index because of the absence of a replacement contract could affect the value of the Index and the S&P GSCI-ER, and the effect of any such changes is uncertain.

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

With regard to oil, a variety of factors can affect the price of oil and in turn the related Index Futures, including sudden and significant increases or decreases in production or available supply or significant increases or decreases in demand due to natural factors, epidemics, technological factors, tension and competition between oil exporting nations, war or other geopolitical conflicts, civil unrest and sabotage, fluctuations in the reserve capacity, large purchases by governmental entities and competition from other energy sectors. Such risks historically and recently have led, and in the future could lead, to significant market volatility, which could impact the Index Futures held by the Trust and negatively impact the price of the Shares. Such risks may be exacerbated as a result of the COVID-19 pandemic and other factors.

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

●

Based on market conditions, futures contracts underlying the S&P GSCI-ER may trade or settle at or below zero, and the zero or negative value will be used in the calculation of impacted indices, including the S&P GSCI-ER. A zero or negative value in respect of one or more underlying futures contracts may result in a zero or negative value in respect of the S&P GSCI-ER and, consequently, the Index Futures, adversely affecting the value of the Shares.

●

Significant reductions in the size of positions permitted to be owned by the Trust or others in Index Futures or in the futures contracts and/or commodities composing the S&P GSCI-ER, for example, as a result of more restrictive position limits or position limit exemptions or more expansive position aggregation requirements, could reduce liquidity and depress the price of the S&P GSCI-ER and/or the underlying futures contracts or commodities, adversely affecting the value of your Shares.

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

The effects of rolling futures contracts under such conditions generally are more severe than rolling futures contracts in the absence of such conditions. Such conditions may continue to exist, which could adversely affect the value of the S&P GSCI-ER and the Index Futures and, accordingly, adversely affect the value of your Shares.

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

In 2010, Congress adopted certain anti-speculative proposals in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). These provisions of the Dodd-Frank Act have been interpreted by the CFTC to require the CFTC to expand its existing speculative position limits regime that is applicable to certain agricultural commodity futures (and options thereon), as appropriate, to a wider range of listed futures and options on physical commodities (including certain energy, metals and agricultural products) as well as to economically equivalent swaps. Pursuant to the provisions of the Dodd-Frank Act described above, the CFTC proposed regulations in January 2020 (withdrawing previous proposals from 2013 and 2016), that would impose new spot month federal position limits. Previously in December 2016, the CFTC adopted final position aggregation requirements.

In October 2020, the CFTC approved final rule amendments (the “Final Position Limits Rules”) to its regulations of federal position limits on futures and options on certain energy, metal, and agricultural commodities and economically equivalent swaps (collectively, “Referenced Contracts”). Among other things, the Final Position Limits Rules include federal spot month position limits for derivatives contracts associated with 25 physical commodities (i.e., the nine “legacy” agricultural contracts already subject to federal position limits together with 16 new agricultural, metals and energy contracts). The Final Position Limits Rules were effective March 15, 2021, and a compliance date of January 1, 2022 applies to position limits for the 16 non-legacy contracts that are subject to federal position limits for the first time under the Final Position Limits Rules.

The Final Position Limits Rules include as Referenced Contracts a number of the futures contracts included in the S&P GSCI-ER and as of the date of this report, such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, under the Final Position Limits Rules, the maximum positions that market participants can hold for the spot month in the Referenced Contracts that underlie the S&P GSCI-ER are limited, which could reduce the liquidity of such Referenced Contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares. The risks presented by the Final Position Limits Rules also arise with respect to existing federal limits on certain agricultural commodity futures contracts, which include futures contracts underlying the S&P GSCI-ER.

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

In addition to the Final Position Limits Rules, the CFTC could propose other rules that may lower the applicable position limits, apply position limits to a broader range of contracts (including commodity index contracts such as the Index Futures) or further restrict position limit exemptions. If any of these actions is taken, such measures could further reduce the size of positions that the Trust and other investors could hold directly in Index Futures and the underlying futures contracts and commodities, with potential reductions in liquidity and adverse effects on the pricing of Index Futures. See also “The value of the Shares depends on the value of Index Futures, which fluctuates based on the prices of commodity futures contracts reflected in the S&P GSCI-ER. These prices may be volatile, thereby creating the potential for losses regardless of the length of time you intend to hold your Shares.”

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

Although Index Futures are based on the S&P GSCI-ER, the value of the Index Futures could be affected by factors that do not directly affect the S&P GSCI-ER and, accordingly, the value of the Index Futures and the level of the S&P GSCI-ER may vary from each other. The activities of market participants in trading Index Futures, or in trading other instruments related to the S&P GSCI-ER, could affect the value of the Index Futures independent of any change in the S&P GSCI-ER and adversely affect the correlation between the value of the Index Futures and the level of the S&P GSCI-ER.

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

Although arbitrage activity by market participants is expected to have the effect of reducing or mitigating divergence between the value of the Index Futures and the level of the S&P GSCI-ER, such arbitrage activity may not fully offset any divergence at all times during which the Shares are outstanding. During any period the Trust is trading Index Futures of more than one type, differences in the settlement values of such Index Futures, to the extent not offset by arbitrage activity between such Index Futures, may limit the expected benefits of, or otherwise adversely affect, arbitrage activity between the Shares and the Index Futures. In the event that any such divergence between the value of the Index Futures and the level of the S&P GSCI-ER exists from time to time, changes in the NAV, which is calculated based on the value of the Index Futures, may not adequately reflect changes in the level of the S&P GSCI-ER, which could adversely affect the value of the Shares. The impact of certain of these considerations may be heightened in cases where the Trust’s positions are concentrated in a particular Index Futures contract or in cases where the Trust represents a substantial portion of the open interest in a particular Index Futures contract.

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

Currently, the S&P GSCI-ER is composed exclusively of futures contracts traded on designated contract markets (“DCMs”), or regulated futures exchanges. The S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the over-the-counter market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

Based on market conditions, futures contracts included in the S&P GSCI-ER may trade or settle at or below zero, and the zero or negative value will be used in the calculation of impacted indices, including the S&P GSCI-ER. Zero or negative values of futures contracts included in the S&P GSCI-ER occurring during a roll period may impact the composition of the S&P GSCI-ER.

For example, based on market conditions, the Index Committee may elect to implement an unscheduled designated contract roll in relation to the normal parameters of the roll of one or more futures contracts included in the S&P GSCI-ER. Among other things, this may entail adjustments to when the roll occurs, the length of the roll, the proportions of the roll, or the roll-in contract.

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

Trading in futures transfers the risk of future price movements from one market participant to another. This means that for every gain, there is an equal and offsetting loss. Futures contracts themselves (including Index Futures) are not assets with intrinsic value and simply reflect, in the case of cash-settled contracts, certain rights to payment or obligations to make payments to the other party to the contract, and in the case of physically-settled contracts, such as the futures contracts underlying the Index, an agreement to make or take delivery of a particular asset at a specified price. Accordingly, market participants taking the opposite side of the Trust’s Index Futures trades may believe that the price of such Index Futures will move against the Trust, and the Trust may be at an informational or other disadvantage relative to such market participants.

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

The Index Sponsor’s only relationship to the Sponsor, the Trustee, or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to the Sponsor, the Trustee or the Trust. The Index Sponsor has no obligation to take the needs of the Sponsor, the Trustee, the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance or sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

The Index Sponsor does not guarantee the accuracy or the completeness of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein, and the Index Sponsor disclaims any and all liability for any errors, omissions, or interruptions therein. The Index Sponsor makes no warranty, express or implied, as to the results to be obtained by the Trust, the Shareholders or any other person or entity from use of the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. The Index Sponsor makes no express or implied warranties, and expressly disclaims all warranties of merchantability or fitness for a particular purpose or use, with respect to the S&P GSCI™, the S&P GSCI-ER or the Index or any data included therein. Without limiting any of the foregoing, the Index Sponsor expressly disclaims any and all liability for any special, punitive, indirect, or consequential damages (including lost profits), even if notified of the possibility of such damages.

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

The Trust is a passive investment vehicle. The Trust is not actively managed and will be affected by a general decline in the price of commodities.

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

Under the Trust Agreement, the Sponsor, the Trustee and their respective agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Sponsor or the Trustee may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares. Likewise, under the Trust’s advisory agreement, the Advisor and its agents have the right to be indemnified by the Trust for any liability or expense they incur without negligence, bad faith, willful misconduct or reckless disregard of their duties on their part. That means the Advisor may require the assets of the Trust to be sold in order to cover losses or liabilities suffered by it, which would reduce the net asset value of the Trust and the value of the Shares.

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

The withholding requirements with respect to the disposition of an interest in a publicly traded partnership apply to dispositions made on or after January 1, 2023. Any future additional guidance on the implementation of these requirements will be applicable on a prospective basis. Investors in the Shares are urged to consult their tax advisors regarding these changes and their potential impact.

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

Holders

As of December 31, 2021, there were approximately 113 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2021 and 2020. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

1,200,000 Shares (24 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2021.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/21 to 10/31/21	-	$-
11/01/21 to 11/30/21	-	-
12/01/21 to 12/31/21	1,200,000	16.48
Total	1,200,000	$16.48

Item 6. [Reserved]

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2021 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,431,810,115 at December 31, 2021. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 83,750,000 Shares at December 31, 2021.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2021, 2020 and 2019:

Results of Operations

The Year Ended December 31, 2021

The Trust’s net asset value increased from $827,346,620 at December 31, 2020 to $1,431,810,115 at December 31, 2021. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 67,250,000 Shares at December 31, 2020 to 83,750,000 Shares at December 31, 2021, a consequence of 34,750,000 Shares (695 Baskets) being created and 18,250,000 Shares (365 Baskets) being redeemed during the year.

The 39.02% increase in the NAV from $12.30 at December 31, 2020 to $17.10 at December 31, 2021 is directly related to the 40.29% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net increase in net assets resulting from operations for the year ended December 31, 2021 was $366,008,957, resulting from a net investment loss of $10,385,215 and a net investment gain of $376,394,172. For the year ended December 31, 2021, the Trust had a net realized and unrealized gain of $4,847 on short-term investments and a net realized and unrealized gain of $376,389,325 on futures contracts. Other than the Sponsor’s fees of $9,465,137 and brokerage commissions and fees of $1,346,112, the Trust had no expenses during the year.

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

The 24.26% decrease in the NAV from $16.24 at December 31, 2019 to $12.30 at December 31, 2020 is directly related to the 24.02% decrease in the settlement price for the Index Futures. The NAV decreased slightly more than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net decrease in net assets resulting from operations for the year ended December 31, 2020 was $183,615,251, resulting from a net realized and unrealized loss of $181,338,900 and by a net investment loss of $2,276,351. For the year ended December 31, 2020, the Trust had a net realized and unrealized loss of $19,454 on short-term investments and a net realized and unrealized loss of $181,319,446 on futures contracts. Other than the Sponsor’s Fees of $5,005,767 and brokerage commissions and fees of $1,013,439, the Trust had no expenses during the year.

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

The 16.08% increase in the NAV from $13.99 at December 31, 2018 to $16.24 at December 31, 2019 is directly related to the 14.76% increase in the settlement price for the Index Futures. The NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the year ended December 31, 2019 was $174,936,959, resulting from a net realized and unrealized gain of $161,911,117 and by a net investment income of $13,025,842. For the year ended December 31, 2019, the Trust had a net realized and unrealized gain of $135,283 on short-term investments and a net realized and unrealized gain of $161,775,834 on futures contracts. Other than the Sponsor’s Fees of $7,353,186 and brokerage commissions and fees of $1,015,967, the Trust had no expenses during the year.

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2021 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2021, interest income was $426,034, while the Sponsor’s Fees totaled $9,465,137. For the year ended December 31, 2020, interest income was $3,742,855, while the Sponsor’s Fees totaled $5,005,767. For the year ended December 31, 2019, interest income was $21,394,995, while the Sponsor’s Fees totaled $7,353,186. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2021, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2021, the Trust’s open Index Futures long positions were as follows:

Number of contracts	56,436
Expiration date	March 2022
Weighted-average price per contract	$246.95
Notional amount (fair value)	$1,430,714,680

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2021, which was $253.51 per contract, and the $100 multiplier applicable under the contract terms.

The Trust has non-trading market risk as a result of investing in short-term United States Treasury bills and such market risk is expected to be immaterial.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2021 and 2020.

	Three Months Ended (Unaudited)
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Investment Income
Interest	$143,437	$52,562	$94,407	$135,628
Total investment income	143,437	52,562	94,407	135,628
Expenses
Sponsor’s fees	1,893,497	2,407,468	2,482,274	2,681,898
Brokerage commissions and fees	330,285	347,506	322,517	345,804
Total expenses	2,223,782	2,754,974	2,804,791	3,027,702
Net investment loss	(2,080,345)	(2,702,412)	(2,710,384)	(2,892,074)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	267	359	(1,506)	1,952
Futures contracts	202,940,665	119,959,860	10,796,107	48,138,344
Net realized gain	202,940,932	119,960,219	10,794,601	48,140,296
Net change in unrealized appreciation/depreciation on:
Short-term investments	(2,227)	(69,406)	51,000	24,408
Futures contracts	(87,559,310)	62,102,165	51,987,409	(31,975,915)
Net change in unrealized appreciation/depreciation	(87,561,537)	62,032,759	52,038,409	(31,951,507)
Net realized and unrealized gain	115,379,395	181,992,978	62,833,010	16,188,789
Net increase in net assets resulting from operations	$113,299,050	$179,290,566	$60,122,626	$13,296,715
Net increase in net assets per Share	$1.51	$2.11	$0.73	$0.16

	Three Months Ended (Unaudited)
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Investment Income
Interest	$2,573,287	$802,960	$204,222	$162,386
Total investment income	2,573,287	802,960	204,222	162,386
Expenses
Sponsor’s fees	1,315,406	984,873	1,309,010	1,396,478
Brokerage commissions and fees	229,626	237,503	274,439	271,871
Total expenses	1,545,032	1,222,376	1,583,449	1,668,349
Net investment income (loss)	1,028,255	(419,416)	(1,379,227)	(1,505,963)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	31,929	29,175	16	992
Futures contracts	(224,199,265)	(82,733,584)	31,519,147	71,276,335
Net realized gain (loss)	(224,167,336)	(82,704,409)	31,519,163	71,277,327
Net change in unrealized appreciation/depreciation on:
Short-term investments	630,155	(715,749)	(11,385)	15,413
Futures contracts	(145,592,464)	141,549,159	(3,320,408)	30,181,634
Net change in unrealized appreciation/depreciation	(144,962,309)	140,833,410	(3,331,793)	30,197,047
Net realized and unrealized gain (loss)	(369,129,645)	58,129,001	28,187,370	101,474,374
Net increase (decrease) in net assets resulting from operations	$(368,101,390)	$57,709,585	$26,808,143	$99,968,411
Net increase (decrease) in net assets per Share	$(7.10)	$1.04	$0.42	$1.52

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2021.

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

The principal executive officer and principal financial officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the principal executive officer and principal financial officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Paul Lohrey is the President and Chief Executive Officer of the Sponsor and Trent Walker is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Philip Jensen, Peter Landini, Kimun Lee, Rachel Aguirre, and Paul Lohrey.

Paul Lohrey, CFA, 59, became a principal of the Sponsor in April 2014 and has served as its President and Chief Executive Officer since November 2015. Since May 2016, Mr. Lohrey has served as an officer of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Lohrey joined BlackRock, a global asset management firm, as a Managing Director, performing supervisory and managerial functions, in June 2010. Prior to joining BlackRock, Mr. Lohrey served as Chief Investment Officer, Europe, performing supervisory and managerial functions, for The Vanguard Group, an asset management firm, from October 2008 to May 2010. He also held various positions in equity and fixed income portfolio management while at Vanguard from August 1994. Mr. Lohrey earned a Bachelor of Arts in economics from Duke University in 1984 and an MBA in finance from the University of Chicago in 1986.

Trent Walker, 47, became a principal of the Sponsor in June 2021 and serves as its Chief Financial Officer. Mr. Walker has been employed by BlackRock since September 2019 and serves as a Managing Director and Head of Americas Product Oversight and Governance in the Global Accounting and Product Services team, performing supervisory and managerial functions. In that capacity, Mr. Walker serves as the Treasurer and Chief Financial Officer of iShares Trust, iShares, Inc. and iShares U.S. ETF Trust and Chief Financial Officer of BlackRock Funds, BlackRock Funds II, BlackRock Funds IV, BlackRock Funds V and BlackRock Funds VI. Prior to joining BlackRock, Mr. Walker served as a Senior Vice President and a Registered Principal of Pacific Investment Management Company LLC, including in the capacity as Treasurer of PIMCO Funds, PIMCO Variable Insurance Trust, PIMCO Equity Series, PIMCO Equity Series VIT, PIMCO Managed Accounts Trust, PIMCO-Sponsored Interval Funds and PIMCO-Sponsored Closed-End Funds from January 16, 2015 to August 30, 2019. Mr. Walker received his Bachelor of Science in accounting from Northwest Missouri State University and is a certified public accountant.

Rachel Aguirre, 39, became a principal of the Sponsor in June 2021 and serves as its Director. Ms. Aguirre has been employed by BlackRock since March 2005, including her years with Barclays Global Investors, which merged with BlackRock in 2009, and serves as a Managing Director. Ms. Aguirre has served as the Head of U.S. Product Engineering since March 2021, performing managerial and supervisory functions. In that capacity, Ms. Aguirre oversees a team that designs, launches, and assesses the quality of BlackRock’s indexed ETF products and is a member of the firm’s ETF and Index Investments (“EII”) Markets and Investments Executive Committee and the EII Global Product Executive Committee. Ms. Aguirre served as Co-Head of the Americas Portfolio Engineering team within EII from January 2020 to March 2021. In that role, Ms. Aguirre oversaw teams that manage the U.S. iShares EII product ranges. Prior to that, Ms. Aguirre served as Head of Developed Markets Portfolio Engineering from May 2016 to December 2019. Ms. Aguirre received her Bachelor of Science in Mathematics from the College of Creative Studies at UC Santa Barbara and a Master of Science in Financial Mathematics from Stanford University.

Belinda Ng Castaneda, 39, became a principal of the Sponsor on June 20, 2019. Mrs. Castaneda became a principal of BlackRock Institutional Trust Company, N.A. on June 19, 2019 and of BFA on June 20, 2019. Mrs. Castaneda serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions on such entities’ Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of their business continuity planning system. From February 2016 to the present, Mrs. Castaneda has served as a Vice President of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions on the firm’s Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of the firm’s business continuity planning system. From January 2012 to February 2016, Mrs. Castaneda served as an Associate of BlackRock Inc. as a Business Continuity Program Manager. From February 2009 to January 2012, Mrs. Castaneda served as an Analyst of BlackRock, Inc. performing operational support to the firm’s Business Continuity Management team. Prior to joining BlackRock, Inc., Mrs. Castaneda served in a data analyst function at H5, Inc. a data analytics technology firm, from July 2006 to February 2009. Prior to that, Mrs. Castaneda was an office automation assistant at the U.S. Department of Health and Human Services, where she focused on the Employee Human Resource and Payroll System (i.e., PeopleSoft software) from July 2002 to July 2006. Mrs. Castaneda earned a Bachelor of Science in Business Administration from San Jose State University, in 2005.

Ann Frechette, CPA, 53, became a principal of the Sponsor on April 13, 2020. Ms. Frechette became a principal of BlackRock Advisors, LLC on April 9, 2020 and of BFA, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Financial Management, Inc. on April 13, 2020. Ms. Frechette serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions as head of a Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by such entities. From May 2016 to the present, Ms. Frechette has served as a Managing Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions as head of the Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by affiliates of BlackRock, Inc. From April 2013 to May 2016 Ms. Frechette served as the Managing Director of BlackRock, Inc. responsible for performing supervisory and managerial functions for the U.S. Registered Active Funds Financial Reporting team that prepares financial statements. From April 2006 to April 2012, Ms. Frechette served as the Global Director of Internal Audit at Citco Fund Services, a provider of banking, cash management, fund administration, and trust services, where her responsibilities included managing that firm’s audit team’s risk-based audits and SOC 1 project. From October 2002 to April 2006, Ms. Frechette served as a Senior Vice President at PNC Global Investment Servicing, a provider of processing, technology and business intelligence services to asset managers, broker/dealers and financial advisors, where she worked both in internal audit and the finance area within the transfer agency. From September 1991 to October 2002, Ms. Frechette served as a Senior Manager in the audit division of Ernst & Young’s financial services industry practice. Ms. Frechette graduated with honors from Drexel University with a Bachelor of Science in accounting in 1991 and was initially licensed as a certified public accountant in 1993.

Philip Jensen, 63, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Timothy Kane, 41, became a principal of the Sponsor on June 28, 2019. Mr. Kane became a principal of BlackRock Financial Management, Inc. on June 27, 2019 and of BlackRock Advisors, LLC, BFA and BlackRock Institutional Trust Company, N.A. on June 28, 2019. Mr. Kane serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions in his capacity as Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. From February 2014 to the present, Mr. Kane has served as a Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions in his capacity as the Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. Prior to joining BlackRock, Inc., Mr. Kane served as the Deputy Global Head of Crisis Management supporting the Business Continuity function at Deutsche Bank, multinational investment bank and financial services firm, from January 2009 to January 2014. Prior to that, Mr. Kane was the Director of Information Technology at the New York City Office of Emergency Management where he focused on the agency’s technology needs from December 2006 to December 2008. Mr. Kane earned a Bachelor of Science in Geographic Information Science from Salisbury University in 2002.

Peter Landini, 70, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 75, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Charles Park, 54, became a principal of the Advisor in December 2012 and has served as Chief Compliance Officer for the Advisor since August 2006. Mr. Park became a principal of BlackRock Advisors, LLC, a commodity pool operator and commodity trading advisor registered with the CFTC, in June 2014 and has served as its Chief Compliance Officer since June 2014. Mr. Park became a principal of BlackRock Financial Management, Inc., an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Financial Management, Inc. since September 2016 and performs supervisory and managerial functions. He became a principal of BlackRock Investment Management, LLC, an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Investment Management, LLC since September 2016 and performs supervisory and managerial functions. Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, from December 2012 to February 2014, performing supervisory and managerial functions. Mr. Park joined BlackRock Institutional Trust Company, N.A., a commodity pool operator and commodity trading advisor registered with the CFTC, in August 2006, and performs supervisory and managerial functions. Mr. Park has also served as the Chief Compliance Officer of the iShares business since August 2006 and of BlackRock SEC-registered funds since June 2014. Mr. Park was a principal of the Sponsor from December 2012 to April 2015 and since August 4, 2016, performing supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., in August 2006, Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., an exempt commodity pool operator and an exempt commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Greg Savage, 50, became a principal and associated person of the Sponsor in July 2012 and performs supervisory and managerial functions. Since March 2009, Mr. Savage was a principal and associated person, performing supervisory and managerial functions, of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Savage has served as a Senior Portfolio Manager and Team Leader for BlackRock Fund Advisors, an investment advisor registered with the SEC and a commodity trading advisor registered with the CFTC, since September 2007 and became a principal and associated person of that entity in March 2009. Mr. Savage also served as a Portfolio Manager for BFA from March 2001 to September 2007. Mr. Savage served as a Transition Services Manager for BlackRock Institutional Trust Company, N.A., a national banking association and commodity trading advisor registered with the CFTC, from June 1999 to March 2001 and became an associated person of that entity in June 2007. Mr. Savage received his Bachelor of Science in accounting from the University of Colorado at Boulder and is a CFA charterholder. He has the FINRA Series 7, 63 and 3 licenses.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, deter wrongdoing, and promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2021, the Trust has incurred a Sponsor’s Fee of $9,465,137.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees	$61,800	$61,800
Audit-related fees(a)	2,000	2,000
Tax fees(b)	268,250	268,250
All other fees	—	—
	$332,050	$332,050

(a)	Amount represents fees billed for review of the regulatory filings.
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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Third Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Registration Statement No. 333‑193156 on January 2, 2014

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant's Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant's Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant's Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares® S&P GSCI™ Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares® S&P GSCI™ Commodity-Indexed Trust (the “Trust”) as of December 31, 2021 and 2020, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 1, 2022

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2021 and 2020

	December 31,
	2021	2020
Assets
Cash	$41,625,574	$20,622,531
Short-term investments(a)	1,412,803,235	772,677,694
Short-term investments held at broker (restricted)(b)	85,581,308	42,290,413
Receivable for variation margin on open futures contracts (Note 9)	—	3,335,487
Total Assets	1,540,010,117	838,926,125

Liabilities
Sponsor’s fees payable	890,974	507,208
Payable for investment securities purchased	89,994,437	—
Payable for capital shares redeemed	—	11,072,297
Payable for variation margin on open futures contracts (Note 9)	17,314,591	—
Total Liabilities	108,200,002	11,579,505

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,431,810,115	$827,346,620

Shares issued and outstanding(c)	83,750,000	67,250,000
Net asset value per Share (Note 2G)	$17.10	$12.30

(a)	Cost of short-term investments: $1,412,781,989 and $772,661,613, respectively.
(b)	Cost of short-term investments held at broker (restricted): $85,580,222 and $42,287,936, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Investment Income
Interest	$426,034	$3,742,855	$21,394,995
Total investment income	426,034	3,742,855	21,394,995
Expenses
Sponsor’s fees	9,465,137	5,005,767	7,353,186
Brokerage commissions and fees	1,346,112	1,013,439	1,015,967
Total expenses	10,811,249	6,019,206	8,369,153
Net investment income (loss)	(10,385,215)	(2,276,351)	13,025,842
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,072	62,112	96,367
Futures contracts	381,834,976	(204,137,367)	25,617,934
Net realized gain (loss)	381,836,048	(204,075,255)	25,714,301
Net change in unrealized appreciation/depreciation on:
Short-term investments	3,775	(81,566)	38,916
Futures contracts	(5,445,651)	22,817,921	136,157,900
Net change in unrealized appreciation/depreciation	(5,441,876)	22,736,355	136,196,816
Net realized and unrealized gain (loss)	376,394,172	(181,338,900)	161,911,117

Net increase (decrease) in net assets resulting from operations	$366,008,957	$(183,615,251)	$174,936,959

Net increase (decrease) in net assets per Share(a)	$4.51	$(3.09)	$2.79

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Net Assets, Beginning of Year	$827,346,620	$775,343,105	$1,209,866,609

Operations:
Net investment income (loss)	(10,385,215)	(2,276,351)	13,025,842
Net realized gain (loss)	381,836,048	(204,075,255)	25,714,301
Net change in unrealized appreciation/depreciation	(5,441,876)	22,736,355	136,196,816
Net increase (decrease) in net assets resulting from operations	366,008,957	(183,615,251)	174,936,959

Capital Share Transactions:
Contributions for Shares issued	522,133,469	366,906,034	180,290,776
Distributions for Shares redeemed	(283,678,931)	(131,287,268)	(789,751,239)
Net increase (decrease) in net assets from capital share transactions	238,454,538	235,618,766	(609,460,463)

Increase (decrease) in net assets	604,463,495	52,003,515	(434,523,504)

Net Assets, End of Year	$1,431,810,115	$827,346,620	$775,343,105

Shares issued and redeemed
Shares issued	34,750,000	31,850,000	11,950,000
Shares redeemed	(18,250,000)	(12,350,000)	(50,700,000)
Net increase (decrease) in Shares issued and outstanding	16,500,000	19,500,000	(38,750,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

	Years Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$366,008,957	$(183,615,251)	$174,936,959
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(8,969,201,919)	(3,958,461,167)	(6,476,139,465)
Sales/maturities of short-term investments	8,286,216,364	3,897,733,626	6,946,868,283
Accretion of discount	(426,034)	(3,740,655)	(21,386,248)
Net realized (gain) loss on short-term investments	(1,072)	(62,112)	(96,367)
Net change in unrealized appreciation/depreciation on short-term investments	(3,775)	81,566	(38,916)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	3,335,487	(3,335,487)	920,643
Payable for variation margin on open futures contracts	17,314,591	(5,952,581)	5,952,581
Payable for investment securities purchased	89,994,437	—	—
Sponsor’s fees payable	383,766	41,371	(340,100)
Brokerage commissions and fees payable	—	—	(8,046)
Net cash provided by (used in) operating activities	(206,379,198)	(257,310,690)	630,669,324

Cash Flows from Financing Activities
Contributions for Shares issued	522,133,469	366,906,034	180,290,776
Distributions for Shares redeemed	(294,751,228)	(120,214,971)	(789,751,239)
Net cash provided by (used in) financing activities	227,382,241	246,691,063	(609,460,463)
Net increase (decrease) in cash and cash equivalents	21,003,043	(10,619,627)	21,208,861

Cash
Beginning of year
Unrestricted – cash	20,622,531	31,242,158	10,033,297

End of year
Unrestricted – cash	$41,625,574	$20,622,531	$31,242,158

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2021 and 2020

December 31, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.03% – 0.04% due 1/04/22	$100,000,000	$100,000,084
0.03% – 0.04% due 1/06/22	84,000,000	83,999,971
0.03% due 1/11/22	53,000,000	52,999,941
0.04% – 0.05% due 1/25/22	20,000,000	19,999,771
0.03% – 0.06% due 2/01/22	74,000,000	73,998,510
0.05% due 2/03/22	20,000,000	19,999,483
0.03% – 0.05% due 2/08/22	105,000,000	104,996,981
0.05% due 2/10/22	89,000,000	88,996,946
0.03% – 0.05% due 2/15/22	120,000,000	119,996,058
0.03% – 0.05% due 2/17/22	121,000,000	120,995,463
0.03% – 0.04% due 2/22/22	76,000,000	75,998,152
0.04% – 0.05% due 2/24/22	135,450,000	135,444,620
0.05% – 0.06% due 3/1/22	120,000,000	119,993,349
0.04% – 0.06% due 3/03/22	127,000,000	126,990,114
0.05% due 3/08/22	66,000,000	65,994,133
0.04% due 3/10/22	35,000,000	34,997,273
0.05% due 3/15/22	58,000,000	57,995,081
0.06% due 3/17/22	35,000,000	34,996,079
0.08% due 3/24/22	60,000,000	59,992,534
Total U.S. Treasury bills (Cost: $1,498,362,211)		1,498,384,543

Total Investments – 104.65%		1,498,384,543
Other Assets, Less Liabilities – (4.65)%		(66,574,428)
Net Assets – 100.00%		$1,431,810,115

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,436	March 15, 2022	$1,430,714,680	37,006,921

December 31, 2020

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.05% – 0.08% due 1/05/21	$53,000,000	$52,999,993
0.06% – 0.10% due 1/07/21	112,000,000	111,999,720
0.07% – 0.08% due 1/12/21	30,000,000	29,999,734
0.07% – 0.10% due 1/14/21	155,000,000	154,998,062
0.07% due 1/19/21	40,000,000	39,999,333
0.07% – 0.11% due 1/21/21	60,000,000	59,998,725
0.08% – 0.09% due 1/28/21	50,000,000	49,998,084
0.07% – 0.09% due 2/04/21	26,000,000	25,998,769
0.06% – 0.07% due 2/09/21	73,000,000	72,996,715
0.11% due 2/11/21	75,000,000	74,995,250
0.07% – 0.11% due 2/18/21	60,000,000	59,995,125
0.09% due 2/25/21	16,000,000	15,998,440
0.10% due 3/04/21	10,000,000	9,998,853
0.07% due 3/11/21	29,000,000	28,996,012
0.08% due 3/23/21	19,000,000	18,996,912
0.06% due 4/15/21	7,000,000	6,998,380
Total U.S. Treasury bills (Cost: $814,949,549)		814,968,107

Total Investments – 98.50%		814,968,107
Other Assets, Less Liabilities – 1.50%		12,378,513
Net Assets – 100.00%		$827,346,620

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2020, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
45,779	March 15, 2021	$827,249,420	42,452,572

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2021

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

As of December 31, 2021 and December 31, 2020, the Trust had restricted short-term investments held at the broker of $85,581,308 and $42,290,413, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2021, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2021, 2020 and 2019.

	December 31,
	2021	2020	2019
Net asset value per Share, beginning of year	$12.30	$16.24	$13.99

Net investment income (loss)(a)	(0.13)	(0.04)	0.21
Net realized and unrealized gain (loss)(b)	4.93	(3.90)	2.04
Net increase (decrease) in net assets from operations	4.80	(3.94)	2.25
Net asset value per Share, end of year	$17.10	$12.30	$16.24

Total return, at net asset value(c)	39.02%	(24.26)%	16.08%

Ratio to average net assets:
Net investment income (loss)	(0.82)%	(0.34)%	1.33%
Expenses	0.86%	0.90%	0.85%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2021 and the year ended December 31, 2020, the average month-end notional amounts of open Index Futures were $1,239,905,352 and $668,432,601, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$17,314,591

December 31, 2020
Commodity contracts	Receivable for variation margin on open futures contracts	$3,335,487	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2021, 2020 and 2019:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$381,834,976	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(5,445,651)

December 31, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(204,137,367)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	22,817,921

December 31, 2019
Commodity contracts	Net realized gain (loss) from futures contracts	$25,617,934	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	136,157,900

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2021 and December 31, 2020:

	Level 1	Level 2	Level 3	Total
December 31, 2021
Futures contracts(a)	$37,006,921	$—	$—	$37,006,921
U.S. Treasury bills	—	1,498,384,543	—	1,498,384,543

December 31, 2020
Futures contracts(a)	$42,452,572	$—	$—	$42,452,572
U.S. Treasury bills	—	814,968,107	—	814,968,107

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey

Paul Lohrey

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	March 1, 2022

/s/ Trent Walker

Trent Walker

Chief Financial Officer

(Principal financial and accounting officer)

Date:	March 1, 2022

/s/ Rachel Aguirre

Rachel Aguirre

Director

Date:	March 1, 2022

/s/ Philip Jensen

Philip Jensen

Director

Date:	March 1, 2022

/s/ Peter Landini

Peter Landini

Director

Date:	March 1, 2022

/s/ Kimun Lee

Kimun Lee

Director

Date:	March 1, 2022

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.

36