Form 10-Q
period 2022-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2022-05-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

As of April 29, 2022, the Registrant had 91,200,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2022 and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash	$36,425,862	$41,625,574
Short-term investments, at fair value(a)	1,981,124,605	1,412,803,235
Short-term investments held at the broker (restricted), at fair value(b)	204,451,160	85,581,308
Total Assets	2,222,001,627	1,540,010,117

Liabilities
Sponsor’s fees payable	1,447,325	890,974
Payable for investment securities purchased	—	89,994,437
Payable for variation margin on open futures contracts (Note 9)	78,713,457	17,314,591
Total Liabilities	80,160,782	108,200,002

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$2,141,840,845	$1,431,810,115

Shares issued and outstanding(c)	94,400,000	83,750,000
Net asset value per Share (Note 2G)	$22.69	$17.10

(a)	Cost of short-term investments: $1,981,077,847 and $1,412,781,989, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $204,444,070 and $85,580,222, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Investment Income
Interest	$447,870	$143,437
Total investment income	447,870	143,437

Expenses
Sponsor’s fees	3,459,826	1,893,497
Brokerage commissions and fees	409,606	330,285
Total expenses	3,869,432	2,223,782
Net Investment loss	(3,421,562)	(2,080,345)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,339	267
Futures contracts	736,763,238	202,940,665
Net realized gain	736,764,577	202,940,932
Net change in unrealized appreciation/depreciation on:
Short-term investments	31,515	(2,227)
Futures contracts	(224,589,428)	(87,559,310)
Net change in unrealized appreciation/depreciation	(224,557,913)	(87,561,537)
Net realized and unrealized gain	512,206,664	115,379,395

Net increase in net assets resulting from operations	$508,785,102	$113,299,050

Net increase in net assets per Share(a)	$5.58	$1.51

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2022

Three Months Ended March 31, 2022
Net Assets at December 31, 2021	$1,431,810,115

Operations
Net investment loss	(3,421,562)
Net realized gain	736,764,577
Net change in unrealized appreciation/depreciation	(224,557,913)
Net increase in net assets resulting from operations	508,785,102

Capital Share Transactions
Contributions for Shares issued	376,347,498
Distributions for Shares redeemed	(175,101,870)
Net increase in net assets from capital share transactions	201,245,628

Increase in net assets	710,030,730

Net Assets at March 31, 2022	$2,141,840,845

Shares issued and redeemed
Shares issued	18,600,000
Shares redeemed	(7,950,000)
Net increase in Shares issued and outstanding	10,650,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2021

Three Months Ended March 31, 2021
Net Assets at December 31, 2020	$827,346,620

Operations
Net investment loss	(2,080,345)
Net realized gain	202,940,932
Net change in unrealized appreciation/depreciation	(87,561,537)
Net increase in net assets resulting from operations	113,299,050

Capital Share Transactions
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

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$508,785,102	$113,299,050
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,625,574,775)	(2,047,574,345)
Sales/maturities of short-term investments	2,938,864,277	1,746,699,953
Accretion of discount	(447,870)	(143,438)
Net realized (gain) loss on short-term investments	(1,339)	(267)
Net change in unrealized appreciation/depreciation on short-term investments	(31,515)	2,227
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	—	3,335,487
Payable for variation margin on open futures contracts	61,398,866	3,683,488
Payable for investment securities purchased	(89,994,437)	—
Sponsor’s fees payable	556,351	223,928
Net cash provided by (used in) operating activities	(206,445,340)	(180,473,917)

Cash Flows from Financing Activities
Contributions for Shares issued	376,347,498	217,200,755
Distributions for Shares redeemed	(175,101,870)	(54,883,596)
Net cash provided by (used in) financing activities	201,245,628	162,317,159
Net increase (decrease) in cash	(5,199,712)	(18,156,758)

Cash
Beginning of period
Unrestricted – cash	41,625,574	20,622,531

End of period
Unrestricted – cash	$36,425,862	$2,465,773

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

 At March 31, 2022 and December 31, 2021

March 31, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.03% – 0.14% due 4/05/22	$200,000,000	$199,997,112
0.06% – 0.13% due 4/07/22	175,000,000	174,995,770
0.10% – 0.13% due 4/12/22	124,455,000	124,449,675
0.09% – 0.12% due 4/14/22	40,000,000	39,997,960
0.11% – 0.19% due 4/19/22	105,000,000	104,992,715
0.09% – 0.17% due 4/21/22	265,000,000	264,981,964
0.19% – 0.20% due 4/28/22	67,050,000	67,044,657
0.21% due 5/03/22	80,000,000	79,990,578
0.20% – 0.24% due 5/05/22	202,545,000	202,516,784
0.15% – 0.23% due 5/10/22	246,900,000	246,850,853
0.23% – 0.24% due 5/12/22	210,000,000	209,954,199
0.23% – 0.27% due 5/17/22	140,000,000	139,959,749
0.21% – 0.22% due 5/19/22	75,000,000	74,975,083
0.33% due 5/24/22	75,000,000	74,967,427
0.29% due 5/26/22	20,000,000	19,991,215
0.33% – 0.41% due 5/31/22	35,000,000	34,980,313
0.37% due 6/02/22	125,000,000	124,929,711
Total U.S. Treasury bills (Cost: $2,185,521,917)		2,185,575,765

Total Investments – 102.04%		2,185,575,765
Other Assets, Less Liabilities – (2.04)%		(43,734,920)
Net Assets – 100.00%		$2,141,840,845

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
63,415	June 15, 2022	$2,138,569,411	$187,582,507

December 31, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.03% – 0.04% due 1/04/22	$100,000,000	$100,000,084
0.03% – 0.04% due 1/06/22	84,000,000	83,999,971
0.03% due 1/11/22	53,000,000	52,999,941
0.04% – 0.05% due 1/25/22	20,000,000	19,999,771
0.03% – 0.06% due 2/01/22	74,000,000	73,998,510
0.05% due 2/03/22	20,000,000	19,999,483
0.03% – 0.05% due 2/08/22	105,000,000	104,996,981
0.05% due 2/10/22	89,000,000	88,996,946
0.03% – 0.05% due 2/15/22	120,000,000	119,996,058
0.03% – 0.05% due 2/17/22	121,000,000	120,995,463
0.03% – 0.04% due 2/22/22	76,000,000	75,998,152
0.04% – 0.05% due 2/24/22	135,450,000	135,444,620
0.05% – 0.06% due 3/1/22	120,000,000	119,993,349
0.04% – 0.06% due 3/03/22	127,000,000	126,990,114
0.05% due 3/08/22	66,000,000	65,994,133
0.04% due 3/10/22	35,000,000	34,997,273
0.05% due 3/15/22	58,000,000	57,995,081
0.06% due 3/17/22	35,000,000	34,996,079
0.08% due 3/24/22	60,000,000	59,992,534
Total U.S. Treasury bills (Cost: $1,498,362,211)		1,498,384,543

Total Investments – 104.65%		1,498,384,543
Other Assets, Less Liabilities – (4.65)%		(66,574,428)
Net Assets – 100.00%		$1,431,810,115

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,436	March 15, 2022	$1,430,714,680	37,006,921

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2022

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

BlackRock Institutional Trust Company, N.A. is the trustee of the Trust (the “Trustee”). The Trust is governed by the Fourth Amended and Restated Trust Agreement, dated as of March 31, 2022 (the “Trust Agreement”), among the Sponsor, the Trustee and Wilmington Trust Company (the “Delaware Trustee”). The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022.

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

As of March 31, 2022 and December 31, 2021, the Trust had restricted short-term investments held at the broker of $204,451,160 and $85,581,308, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor, the Trust Administrator, the processing agent and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the SEC, (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $500,000 annually. Prior to March 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net asset value per Share, beginning of period	$17.10	$12.30
Net investment loss(a)	(0.04)	(0.03)
Net realized and unrealized gain(b)	5.63	1.66
Net increase in net assets from operations	5.59	1.63
Net asset value per Share, end of period	$22.69	$13.93

Total return, at net asset value(c)(d)	32.69%	13.25%

Ratio to average net assets:
Net investment income (loss)(e)	(0.74)%	(0.82)%
Expenses(e)	0.84%	0.88%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2022 and the year ended December 31, 2021, the average month-end notional amounts of open Index Futures were $1,793,333,050 and $1,239,905,352, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of March 31, 2022 and December 31, 2021:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$78,713,457

December 31, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$17,314,591

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three months ended March 31, 2022 and 2021:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$736,763,238	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(224,589,428)

Three Months Ended March 31, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$202,940,665	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(87,559,310)

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
March 31, 2022
Futures contracts(a)	$187,582,507	$—	$—	$187,582,507
U.S. Treasury bills	—	2,185,575,765	—	2,185,575,765

December 31, 2021
Futures contracts(a)	$37,006,921	$—	$—	$37,006,921
U.S. Treasury bills	—	1,498,384,543	—	1,498,384,543

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended March 31, 2022

The Trust’s net asset value increased from $1,431,810,115 at December 31, 2021 to $2,141,840,845 at March 31, 2022. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 83,750,000 Shares at December 31, 2021 to 94,400,000 Shares at March 31, 2022, a consequence of 18,600,000 Shares (372 Baskets) being created and 7,950,000 Shares (159 Baskets) being redeemed during the quarter.

The 32.69% increase in the NAV from $17.10 at December 31, 2021 to $22.69 at March 31, 2022 is directly related to the 33.03% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net increase in net assets resulting from operations for the quarter ended March 31, 2022 was $508,785,102, resulting from a net realized and unrealized gain of $512,206,664, offset by a net investment loss of $3,421,562. For the quarter ended March 31, 2022, the Trust had a net realized and unrealized gain of $32,854 on short-term investments and a net realized and unrealized gain of $512,173,810 on futures contracts. Other than the Sponsor’s fees of $3,459,826 and brokerage commissions and fees of $409,606, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2022 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2022, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2022, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	63,415
Expiration date:	June 2022
Weighted-average price per contract:	$366.81
Notional amount (fair value):	$2,138,569,411

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2022, which was $337.23 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, except for the following:

(1) A risk factor entitled "Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia, have resulted in significant disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors" is added as follows:

Russia launched a large-scale invasion of Ukraine on February 24, 2022. Among other things, the conflict has led to disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors. The United States, other countries and certain international organizations have imposed broad ranging economic sanctions on Russia and certain Russian corporations and individuals. In March 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. The impact of this announcement on commodities and futures prices, as well as the extent and duration of the military action, resulting sanctions and associated market disruptions, are impossible to predict and depend on a number of factors. The impact of these events or any related developments could be significant and may have a severe adverse effect on the performance of the Index and the value of the Shares.

(2) A risk factor entitled "The Trust relies on the information and technology systems of the Custodian, the Trustee and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations" is added as follows:

The Trustee, the Trust Administrator, the Advisor, the Clearing FCM and, to a lesser degree, the Sponsor, depend upon information technology infrastructure, including network, hardware and software systems to conduct their business as it relates to the Trust. A cybersecurity incident, or a failure to protect their computer systems, networks and information against cybersecurity threats, could result in loss or unintended disclosure of information or loss or theft of the Trust assets, and could adversely impact the ability of the Trust’s service providers to conduct their business, including their business on behalf of the Trust. Despite implementation of network and other cybersecurity measures, these security measures may not be adequate to protect against all cybersecurity threats.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 7,950,000 Shares (159 Baskets) were redeemed during the quarter ended March 31, 2022.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/22 to 01/31/22	1,850,000	$17.45
02/01/22 to 02/28/22	600,000	20.10
03/01/22 to 03/31/22	5,500,000	23.77
Total	7,950,000	$22.03

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Services Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant ’s Registration Statement No. 333-254992 filed on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Paul Lohrey
Paul Lohrey
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 5, 2022

/s/ Trent Walker
Trent Walker
Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 5, 2022

*     The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.