Form 10-Q
period 2022-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2022-08-04
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

As of July 29, 2022, the Registrant had 77,400,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2022 and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash	$33,594,895	$41,625,574
Short-term investments, at fair value(a)	1,901,512,986	1,412,803,235
Short-term investments held at the broker (restricted), at fair value(b)	154,411,500	85,581,308
Receivable for interest income	10,890	—
Total Assets	2,089,530,271	1,540,010,117

Liabilities
Sponsor’s fees payable	1,372,107	890,974
Payable for investment securities purchased	—	89,994,437
Payable for variation margin on open futures contracts (Note 9)	79,068,127	17,314,591
Total Liabilities	80,440,234	108,200,002

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$2,009,090,037	$1,431,810,115

Shares issued and outstanding(c)	87,150,000	83,750,000
Net asset value per Share (Note 2G)	$23.05	$17.10

(a)	Cost of short-term investments: $1,902,119,265 and $1,412,781,989, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $154,473,685 and $85,580,222, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment Income
Interest	$2,968,486	$52,562	$3,416,356	$195,999
Total investment income	2,968,486	52,562	3,416,356	195,999

Expenses
Sponsor’s fees	4,090,111	2,407,468	7,549,937	4,300,965
Brokerage commissions and fees	387,291	347,506	796,897	677,791
Total expenses	4,477,402	2,754,974	8,346,834	4,978,756
Net Investment loss	(1,508,916)	(2,702,412)	(4,930,478)	(4,782,757)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(4,298)	359	(2,959)	626
Futures contracts	104,723,600	119,959,860	841,486,838	322,900,525
Net realized gain	104,719,302	119,960,219	841,483,879	322,901,151
Net change in unrealized appreciation/depreciation on:
Short-term investments	(722,311)	(69,406)	(690,796)	(71,633)
Futures contracts	(67,121,004)	62,102,165	(291,710,432)	(25,457,145)
Net change in unrealized appreciation/depreciation	(67,843,315)	62,032,759	(292,401,228)	(25,528,778)
Net realized and unrealized gain	36,875,987	181,992,978	549,082,651	297,372,373

Net increase in net assets resulting from operations	$35,367,071	$179,290,566	$544,152,173	$292,589,616

Net increase in net assets per Share(a)	$0.39	$2.11	$6.00	$3.66

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity- Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2022

Six Months Ended
June 30, 2022
Net Assets at December 31, 2021	$1,431,810,115

Operations
Net investment loss	(3,421,562)
Net realized gain	736,764,577
Net change in unrealized appreciation/depreciation	(224,557,913)
Net increase in net assets resulting from operations	508,785,102

Capital Share Transactions
Contributions for Shares issued	376,347,498
Distributions for Shares redeemed	(175,101,870)
Net increase in net assets from capital share transactions	201,245,628

Increase in net assets	710,030,730

Net Assets at March 31, 2022	$2,141,840,845

Operations
Net investment loss	(1,508,916)
Net realized gain	104,719,302
Net change in unrealized appreciation/depreciation	(67,843,315)
Net increase in net assets resulting from operations	35,367,071

Capital Share Transactions
Contributions for Shares issued	46,891,437
Distributions for Shares redeemed	(215,009,316)
Net decrease in net assets from capital share transactions	(168,117,879)

Decrease in net assets	(132,750,808)

Net Assets at June 30, 2022	$2,009,090,037
Shares issued and redeemed
Shares issued	20,450,000
Shares redeemed	(17,050,000)
Net increase in Shares issued and outstanding	3,400,000

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

Operations
Net investment loss	(2,702,412)
Net realized gain	119,960,219
Net change in unrealized appreciation/depreciation	62,032,759
Net increase in net assets resulting from operations	179,290,566

Capital Share Transactions
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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$544,152,173	$292,589,616
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(7,563,484,350)	(4,851,517,037)
Sales/maturities of short-term investments	7,008,666,792	4,329,699,949
Accretion of discount	(3,416,140)	(195,999)
Net realized (gain) loss on short-term investments	2,959	(626)
Net change in unrealized appreciation/depreciation on short-term investments	690,796	71,633
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	—	(11,792,400)
Receivable for interest income	(10,890)	—
Payable for variation margin on open futures contracts	61,753,536	—
Payable for investment securities purchased	(89,994,437)	—
Sponsor’s fees payable	481,133	329,302
Net cash provided by (used in) operating activities	(41,158,428)	(240,815,562)

Cash Flows from Financing Activities
Contributions for Shares issued	423,238,935	378,064,478
Distributions for Shares redeemed	(390,111,186)	(142,387,218)
Net cash provided by (used in) financing activities	33,127,749	235,677,260
Net increase (decrease) in cash	(8,030,679)	(5,138,302)

Cash
Beginning of period
Unrestricted – cash	41,625,574	20,622,531

End of period
Unrestricted – cash	$33,594,895	$15,484,229

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2022 and December 31, 2021

June 30, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.71% due 7/05/22	$50,000,000	$49,995,172
0.74% – 0.79% due 7/12/22	295,000,000	294,913,467
1.01% due 7/14/22	18,500,000	18,492,884
1.02% due 7/19/22	30,000,000	29,984,663
0.82% due 7/21/22	100,000,000	99,943,611
1.07% – 1.22% due 7/26/22	82,000,000	81,941,774
1.25% due 7/28/22	19,000,000	18,984,646
0.93% – 1.06% due 8/02/22	95,000,000	94,903,100
0.92% due 8/04/22	75,000,000	74,916,239
0.98% due 8/09/22	75,000,000	74,899,047
1.03% – 1.27% due 8/11/22	141,000,000	140,793,249
1.04% due 8/16/22	100,000,000	99,824,625
1.04% due 8/18/22	77,000,000	76,863,368
1.06% due 8/23/22	155,000,000	154,662,842
1.27% due 8/25/22	100,000,000	99,780,764
1.15% due 8/30/22	82,000,000	81,800,467
1.12% due 9/01/22	40,000,000	39,895,117
1.19% – 1.38% due 9/06/22	159,000,000	158,547,247
1.26% due 9/08/22	150,000,000	149,556,891
1.21% due 9/13/22	85,000,000	84,728,656
1.24% – 1.57% due 9/15/22	90,000,000	89,699,800
1.31% due 9/20/22	20,000,000	19,929,125
U.S. Treasury notes(a)(b):
1.35% due 7/31/22	20,885,000	20,867,732
Total U.S. Treasury bills and notes (Cost: $2,056,592,950)		2,055,924,486

Total Investments – 102.33%		2,055,924,486
Other Assets, Less Liabilities – (2.33)%		(46,845,339)
Net Assets – 100.00%		$2,009,090,037

(a)	A portion of the above U.S. Treasury bills/notes are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
58,530	September 16, 2022	$2,008,017,975	$(254,703,511)

December 31, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.03% – 0.04% due 1/04/22	$100,000,000	$100,000,084
0.03% – 0.04% due 1/06/22	84,000,000	83,999,971
0.03% due 1/11/22	53,000,000	52,999,941
0.04% – 0.05% due 1/25/22	20,000,000	19,999,771
0.03% – 0.06% due 2/01/22	74,000,000	73,998,510
0.05% due 2/03/22	20,000,000	19,999,483
0.03% – 0.05% due 2/08/22	105,000,000	104,996,981
0.05% due 2/10/22	89,000,000	88,996,946
0.03% – 0.05% due 2/15/22	120,000,000	119,996,058
0.03% – 0.05% due 2/17/22	121,000,000	120,995,463
0.03% – 0.04% due 2/22/22	76,000,000	75,998,152
0.04% – 0.05% due 2/24/22	135,450,000	135,444,620
0.05% – 0.06% due 3/1/22	120,000,000	119,993,349
0.04% – 0.06% due 3/03/22	127,000,000	126,990,114
0.05% due 3/08/22	66,000,000	65,994,133
0.04% due 3/10/22	35,000,000	34,997,273
0.05% due 3/15/22	58,000,000	57,995,081
0.06% due 3/17/22	35,000,000	34,996,079
0.08% due 3/24/22	60,000,000	59,992,534
Total U.S. Treasury bills (Cost: $1,498,362,211)		1,498,384,543

Total Investments – 104.65%		1,498,384,543
Other Assets, Less Liabilities – (4.65)%		(66,574,428)
Net Assets – 100.00%		$1,431,810,115

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,436	March 15, 2022	$1,430,714,680	37,006,921

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2022

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

As of June 30, 2022 and December 31, 2021, the Trust had restricted short-term investments held at the broker of $154,411,500 and $85,581,308, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net asset value per Share, beginning of period	$22.69	$13.93	$17.10	$12.30

Net investment loss(a)	(0.02)	(0.03)	(0.05)	(0.06)
Net realized and unrealized gain(b)	0.38	2.18	6.00	3.84
Net increase in net assets from operations	0.36	2.15	5.95	3.78
Net asset value per Share, end of period	$23.05	$16.08	$23.05	$16.08

Total return, at net asset value(c)(d)	1.59%	15.43%	34.80%	30.73%

Ratio to average net assets:
Net investment loss(e)	(0.28)%	(0.84)%	(0.49)%	(0.83)%
Expenses(e)	0.82%	0.86%	0.83%	0.87%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended June 30, 2022 and the year ended December 31, 2021, the average month-end notional amounts of open Index Futures were $1,937,512,821 and $1,239,905,352, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of June 30, 2022 and December 31, 2021:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$79,068,127

December 31, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$17,314,591

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three and six months ended June 30, 2022 and 2021:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$104,723,600	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(67,121,004)

Three Months Ended June 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$119,959,860	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	62,102,165

Six Months Ended June 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$841,486,838	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(291,710,432)

Six Months Ended June 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$322,900,525	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(25,457,145)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
June 30, 2022
Futures contracts(a)	$(254,703,511)	$—	$—	$(254,703,511)
U.S. Treasury bills and notes	—	2,055,924,486	—	2,055,924,486

December 31, 2021
Futures contracts(a)	$37,006,921	$—	$—	$37,006,921
U.S. Treasury bills	—	1,498,384,543	—	1,498,384,543

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2022

The Trust’s net asset value decreased from $2,141,840,845 at March 31, 2022 to $2,009,090,037 at June 30, 2022. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 94,400,000 Shares at March 31, 2022 to 87,150,000 Shares at June 30, 2022, a consequence of 1,850,000 Shares (37 Baskets) being created and 9,100,000 Shares (182 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 1.59% increase in the NAV from $22.69 at March 31, 2022 to $23.05 at June 30, 2022 is directly related to the 1.73% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net increase in net assets resulting from operations for the quarter ended June 30, 2022 was $35,367,071, resulting from a net realized and unrealized gain of $36,875,987, offset by a net investment loss of $1,508,916. For the quarter ended June 30, 2022, the Trust had a net realized and unrealized loss of $726,609 on short-term investments and a net realized and unrealized gain of $37,602,596 on futures contracts. Other than the Sponsor’s fees of $4,090,111 and brokerage commissions and fees of $387,291, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2022

The Trust’s net asset value increased from $1,431,810,115 at December 31, 2021 to $2,009,090,037 at June 30, 2022. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefitted from an increase in the number of outstanding Shares, which rose from 83,750,000 Shares at December 31, 2021 to 87,150,000 Shares at June 30, 2022, a consequence of 20,450,000 Shares (409 Baskets) being created and 17,050,000 Shares (341 Baskets) being redeemed during the period.

The 34.80% increase in the NAV from $17.10 at December 31, 2021 to $23.05 at June 30, 2022 is directly related to the 35.33% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net increase in net assets resulting from operations for the period was $544,152,173, resulting from a net realized and unrealized gain of $549,082,651, offset by a net investment loss of $4,930,478. For the six months ended June 30, 2022, the Trust had a net realized and unrealized loss of $693,755 on short-term investments and a net realized and unrealized gain of $549,776,406 on futures contracts. Other than the Sponsor’s fees of $7,549,937 and brokerage commissions and fees of $796,897, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2022 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2022, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2022, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	58,530
Expiration date:	September 2022
Weighted-average price per contract:	$386.59
Notional amount (fair value):	$2,008,017,975

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2022, which was $343.08 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 1, 2022, except for the following:

(1) The subsection below is added to the risk factor entitled “Regulatory developments with respect to the futures and over-the-counter derivatives markets, and in particular, with respect to speculative trading in futures contracts and over-the-counter derivatives involving commodities and commodity indices, could adversely affect the value of your Shares”:

In addition to federal position limits adopted by the CFTC, the CME has established position limits applicable to the Index Futures held by the Trust. In addition, the Trust’s Clearing FCM may reduce its internal risk limits on the size of positions in Index Futures that the Clearing FCM trades or clears for the Trust. As of the date of this prospectus, internal risk limits implemented by the Clearing FCM do not constrain the size of positions in Index Futures that it will trade or clear for the Trust. If the Trust were to reach a position limit established by the CME or if the Trust’s Clearing FCM were to reduce its internal risk limits on the size of positions in Index Futures that it trades or clears for the Trust, this could adversely impact the Trust’s ability to transact in Index Futures, issue new Shares or reinvest income in additional Index Futures positions. From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Shares because the Trust could not invest the proceeds of new issuances in additional Index Futures positions due to restrictions on speculative position limits imposed by the CME. The liquidity of the Shares and the correlation between the value of the Shares and the level of the S&P GSCI-ER may be adversely affected in the event of any such suspension of issuance.

(2) A risk factor entitled “Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia, have resulted in significant disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors” is added as follows:

Russia launched a large-scale invasion of Ukraine on February 24, 2022. Among other things, the conflict has led to disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors as well as for certain commodity futures contracts that make up the S&P GSCI-ER due to actual and potential disruptions in the supply of commodities underlying such contracts. The United States, other countries and certain international organizations have imposed broad ranging economic sanctions on Russia and certain Russian corporations and individuals. In March 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. As a result, the invasion of Ukraine and related events have contributed to backwardation (i.e., when current prices are higher than future prices) in the market for energy futures contracts such as crude oil, heating oil and natural gas. The impact on commodities and futures prices of the U.S. ban, as well as the extent and duration of the military action, resulting sanctions and associated market disruptions, are impossible to predict and depend on a number of factors. The impact of these events or any related developments could be significant and may have a severe adverse effect on the performance of the Index and the value of the Shares.

(3) A risk factor entitled “The Trust’s performance could be adversely affected if the Clearing FCM reduces its internal risk limits for the Trust” is added as follows:

The CFTC requires futures commission merchants, such as the Clearing FCM, to implement and periodically evaluate risk-based limits on futures positions and order sizes. Under this regime, the Clearing FCM could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Trust. Such a development would reduce the Trust’s capacity to transact in Index Futures. In this scenario, the Trust could seek to enter into clearing relationships with one or more other clearing futures commission merchants with the goal of increasing its overall capacity to trade and clear Index Futures. The introduction of one or more additional clearing broker relationships would be likely to increase the Trust’s trading costs and could make its overall trading less efficient and more prone to error. These consequences could have an adverse impact on the Trust’s performance.

(4) A risk factor entitled “The Trust relies on the information and technology systems of the Custodian, the Trustee and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations” is added as follows:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 9,100,000 Shares (182 Baskets) were redeemed during the quarter ended June 30, 2022.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/22 to 04/30/22	3,500,000	$22.93
05/01/22 to 05/31/22	2,800,000	23.57
06/01/22 to 06/30/22	2,800,000	24.55
Total	9,100,000	$23.62

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 4, 2022

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 4, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.