Form 10-Q
period 2022-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2022-11-01
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, the Registrant had 69,550,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2022 and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Cash	$15,264,063	$41,625,574
Short-term investments, at fair value(a)	1,318,086,215	1,412,803,235
Short-term investments held at the broker (restricted), at fair value(b)	122,796,360	85,581,308
Total Assets	1,456,146,638	1,540,010,117

Liabilities
Sponsor’s fees payable	953,462	890,974
Payable for investment securities purchased	—	89,994,437
Payable for variation margin on open futures contracts (Note 9)	18,973,757	17,314,591
Total Liabilities	19,927,219	108,200,002

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,436,219,419	$1,431,810,115

Shares issued and outstanding(c)	69,750,000	83,750,000
Net asset value per Share (Note 2G)	$20.59	$17.10

(a)	Cost of short-term investments: $1,318,043,188 and $1,412,781,989, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $122,790,793 and $85,580,222, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment Income
Interest	$7,031,116	$94,407	$10,447,472	$290,406
Total investment income	7,031,116	94,407	10,447,472	290,406

Expenses
Sponsor’s fees	3,199,124	2,482,274	10,749,061	6,783,239
Brokerage commissions and fees	215,717	322,517	1,012,614	1,000,038
Total expenses	3,414,841	2,804,791	11,761,675	7,783,547
Net Investment Income (loss)	3,616,275	(2,710,384)	(1,314,203)	(7,493,141)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(34,323)	(1,506)	(37,282)	(880)
Futures contracts	(394,948,409)	10,796,107	446,538,429	333,696,632
Net realized gain (loss)	(394,982,732)	10,794,601	446,501,147	333,695,752
Net change in unrealized appreciation/depreciation on:
Short-term investments	717,056	51,000	26,260	(20,633)
Futures contracts	200,395,693	51,987,409	(91,314,739)	26,530,264
Net change in unrealized appreciation/depreciation	201,112,749	52,038,409	(91,288,479)	26,509,631
Net realized and unrealized gain (loss)	(193,869,983)	62,833,010	355,212,668	360,205,383

Net increase (decrease) in net assets resulting from operations	$(190,253,708)	$60,122,626	$353,898,465	$352,712,242

Net increase (decrease) in net assets per Share(a)	$(2.51)	$0.73	$4.13	$4.37

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity- Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2022

Nine Months Ended September 30, 2022
Net Assets at December 31, 2021	$1,431,810,115

Operations
Net investment loss	(3,421,562)
Net realized gain	736,764,577
Net change in unrealized appreciation/depreciation	(224,557,913)
Net increase in net assets resulting from operations	508,785,102

Capital Share Transactions
Contributions for Shares issued	376,347,498
Distributions for Shares redeemed	(175,101,870)
Net increase in net assets from capital share transactions	201,245,628

Increase in net assets	710,030,730

Net Assets at March 31, 2022	$2,141,840,845

Operations
Net investment loss	(1,508,916)
Net realized gain	104,719,302
Net change in unrealized appreciation/depreciation	(67,843,315)
Net increase in net assets resulting from operations	35,367,071

Capital Share Transactions
Contributions for Shares issued	46,891,437
Distributions for Shares redeemed	(215,009,316)
Net decrease in net assets from capital share transactions	(168,117,879)

Decrease in net assets	(132,750,808)

Net Assets at June 30, 2022	$2,009,090,037

Operations
Net investment income	3,616,275
Net realized loss	(394,982,732)
Net change in unrealized appreciation/depreciation	201,112,749
Net decrease in net assets resulting from operations	(190,253,708)

Capital Share Transactions
Contributions for Shares issued	38,664,493
Distributions for Shares redeemed	(421,281,403)
Net decrease in net assets from capital share transactions	(382,616,910)

Decrease in net assets	(572,870,618)

Net Assets at September 30, 2022	$1,436,219,419
Shares issued and redeemed
Shares issued	22,200,000
Shares redeemed	(36,200,000)
Net decrease in Shares issued and outstanding	(14,000,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2021

Nine Months Ended September 30, 2021
Net Assets at December 31, 2020	$827,346,620

Operations
Net investment loss	(2,080,345)
Net realized gain	202,940,932
Net change in unrealized appreciation/depreciation	(87,561,537)
Net increase in net assets resulting from operations	113,299,050

Capital Share Transactions
Contributions for Shares issued	217,200,755
Distributions for Shares redeemed	(43,811,299)
Net increase in net assets from capital share transactions	173,389,456

Increase in net assets	286,688,506

Net Assets at March 31, 2021	$1,114,035,126

Operations
Net investment loss	(2,702,412)
Net realized gain	119,960,219
Net change in unrealized appreciation/depreciation	62,032,759
Net increase in net assets resulting from operations	179,290,566

Capital Share Transactions
Contributions for Shares issued	160,863,723
Distributions for Shares redeemed	(94,739,019)
Net increase in net assets from capital share transactions	66,124,704

Increase in net assets	245,415,270

Net Assets at June 30, 2021	$1,359,450,396

Operations
Net investment loss	(2,710,384)
Net realized gain	10,794,601
Net change in unrealized appreciation/depreciation	52,038,409
Net decrease in net assets resulting from operations	60,122,626

Capital Share Transactions
Contributions for Shares issued	22,714,206
Distributions for Shares redeemed	(125,347,633)
Net decrease in net assets from capital share transactions	(102,633,427)

Decrease in net assets	(42,510,801)

Net Assets at September 30, 2021	$1,316,939,595
Shares issued and redeemed
Shares issued	27,900,000
Shares redeemed	(17,050,000)
Net increase in Shares issued and outstanding	10,850,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$353,898,465	$352,712,242
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(9,666,975,478)	(6,773,376,889)
Sales/maturities of short-term investments	9,734,910,489	6,290,691,567
Accretion of discount	(10,444,065)	(290,406)
Net realized gain on short-term investments	37,282	880
Net change in unrealized appreciation/depreciation on short-term investments	(26,260)	20,633
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	—	(2,847,649)
Payable for variation margin on open futures contracts	1,659,166	(11,072,297)
Payable for investment securities purchased	(89,994,437)	—
Sponsor’s fees payable	62,488	286,292
Net cash provided by (used in) operating activities	323,127,650	(143,875,627)

Cash Flows from Financing Activities
Contributions for Shares issued	461,903,428	400,778,684
Distributions for Shares redeemed	(811,392,589)	(263,897,951)
Net cash provided by (used in) financing activities	(349,489,161)	136,880,733
Net decrease in cash	(26,361,511)	(6,994,894)

Cash
Beginning of period
Unrestricted – cash	41,625,574	20,622,531

End of period
Unrestricted – cash	$15,264,063	$13,627,637

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2022 and December 31, 2021

September 30, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
2.33% – 2.41% due 10/04/22	$155,000,000	$154,989,598
2.25% – 2.27% due 10/06/22	45,000,000	44,990,803
2.30% – 2.44% due 10/11/22	190,000,000	189,896,557
2.49% – 2.53% due 10/18/22	110,000,000	109,883,972
2.41% – 2.48% due 10/20/22	150,000,000	149,819,109
2.62% due 10/25/22	25,000,000	24,961,271
2.52% due 10/27/22	50,000,000	49,914,208
2.66% due 11/01/22	75,000,000	74,838,763
2.63% due 11/03/22	30,000,000	29,931,210
2.58% – 2.78% due 11/08/22	125,000,000	124,661,406
2.54% due 11/10/22	74,000,000	73,788,807
2.58% – 2.90% due 11/15/22	90,000,000	89,695,506
2.62% – 2.69% due 11/17/22	100,000,000	99,643,750
2.62% – 2.70% due 11/22/22	100,000,000	99,592,534
2.91% due 12/01/22	50,000,000	49,761,747
2.94% due 12/06/22	25,000,000	24,868,667
3.23% due 12/22/22	50,000,000	49,644,667
Total U.S. Treasury bills (Cost: $1,440,833,981)		1,440,882,575

Total Investments – 100.32%		1,440,882,575
Other Assets, Less Liabilities – (0.32)%		(4,663,156)
Net Assets – 100.00%		$1,436,219,419

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

46,953	December 15, 2022	$1,435,099,664	$(54,307,818)

December 31, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.03% – 0.04% due 1/04/22	$100,000,000	$100,000,084
0.03% – 0.04% due 1/06/22	84,000,000	83,999,971
0.03% due 1/11/22	53,000,000	52,999,941
0.04% – 0.05% due 1/25/22	20,000,000	19,999,771
0.03% – 0.06% due 2/01/22	74,000,000	73,998,510
0.05% due 2/03/22	20,000,000	19,999,483
0.03% – 0.05% due 2/08/22	105,000,000	104,996,981
0.05% due 2/10/22	89,000,000	88,996,946
0.03% – 0.05% due 2/15/22	120,000,000	119,996,058
0.03% – 0.05% due 2/17/22	121,000,000	120,995,463
0.03% – 0.04% due 2/22/22	76,000,000	75,998,152
0.04% – 0.05% due 2/24/22	135,450,000	135,444,620
0.05% – 0.06% due 3/1/22	120,000,000	119,993,349
0.04% – 0.06% due 3/03/22	127,000,000	126,990,114
0.05% due 3/08/22	66,000,000	65,994,133
0.04% due 3/10/22	35,000,000	34,997,273
0.05% due 3/15/22	58,000,000	57,995,081
0.06% due 3/17/22	35,000,000	34,996,079
0.08% due 3/24/22	60,000,000	59,992,534
Total U.S. Treasury bills (Cost: $1,498,362,211)		1,498,384,543

Total Investments – 104.65%		1,498,384,543
Other Assets, Less Liabilities – (4.65)%		(66,574,428)
Net Assets – 100.00%		$1,431,810,115

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

56,436	March 15, 2022	$1,430,714,680	37,006,921

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2022

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

As of September 30, 2022 and December 31, 2021, the Trust had restricted short-term investments held at the broker of $122,796,360 and $85,581,308, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net asset value per Share, beginning of period	$23.05	$16.08	$17.10	$12.30

Net investment income (loss)(a)	0.05	(0.03)	(0.02)	(0.09)
Net realized and unrealized gain (loss)(b)	(2.51)	0.81	3.51	4.65
Net increase (decrease) in net assets from operations	(2.46)	0.78	3.49	4.56
Net asset value per Share, end of period	$20.59	$16.86	$20.59	$16.86

Total return, at net asset value(c)(d)	(10.67)%	4.85%	20.41%	37.07%

Ratio to average net assets:
Net investment income (loss)(e)	0.85%	(0.82)%	(0.09)%	(0.83)%
Expenses(e)	0.80%	0.85%	0.82%	0.86%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2022 and the year ended December 31, 2021, the average month-end notional amounts of open Index Futures were $1,846,523,605 and $1,239,905,352, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the statements of assets and liabilities as of September 30, 2022 and December 31, 2021:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$18,973,757

December 31, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$17,314,591

The following table shows the effect of the open futures contracts, by risk exposure category, on the statements of operations for the three and nine months ended September 30, 2022 and 2021:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$(394,948,409)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	200,395,693

Three Months Ended September 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$10,796,107	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	51,987,409

Nine Months Ended September 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$446,538,429	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(91,314,739)

Nine Months Ended September 30, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$333,696,632	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	26,530,264

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
September 30, 2022
Futures contracts(a)	$(54,307,818)	$—	$—	$(54,307,818)
U.S. Treasury bills	—	1,440,882,575	—	1,440,882,575
December 31, 2021
Futures contracts(a)	$37,006,921	$—	$—	$37,006,921
U.S. Treasury bills	—	1,498,384,543	—	1,498,384,543

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2022

The Trust’s net asset value decreased from $2,009,090,037 at June 30, 2022 to $1,436,219,419 at September 30, 2022. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 87,150,000 Shares at June 30, 2022 to 69,750,000 Shares at September 30, 2022, a consequence of 1,750,000 Shares (35 Baskets) being created and 19,150,000 Shares (383 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 10.67% decrease in the NAV from $23.05 at June 30, 2022 to $20.59 at September 30, 2022 is directly related to the 10.91% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the quarter ended September 30, 2022 was $190,253,708, resulting from a net realized and unrealized loss of $193,869,983, offset by net investment income of $3,616,275. For the quarter ended September 30, 2022, the Trust had a net realized and unrealized gain of $682,733 on short-term investments and a net realized and unrealized loss of $194,552,716 on futures contracts. Other than the Sponsor’s fees of $3,199,124 and brokerage commissions and fees of $215,717, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2022

The Trust’s net asset value increased from $1,431,810,115 at December 31, 2021 to $1,436,219,419 at September 30, 2022. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 83,750,000 Shares at December 31, 2021 to 69,750,000 Shares at September 30, 2022, a consequence of 22,200,000 Shares (444 Baskets) being created and 36,200,000 Shares (724 Baskets) being redeemed during the period.

The 20.41% increase in the NAV from $17.10 at December 31, 2021 to $20.59 at September 30, 2022 is directly related to the 20.57% increase in the settlement price for the Index Futures. The NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net increase in net assets resulting from operations for the period was $353,898,465, resulting from a net realized and unrealized gain of $355,212,668, offset by a net investment loss of $1,314,203. For the nine months ended September 30, 2022, the Trust had a net realized and unrealized loss of $11,022 on short-term investments and a net realized and unrealized gain of $355,223,690 on futures contracts. Other than the Sponsor’s fees of $10,749,061 and brokerage commissions and fees of $1,012,614, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2022 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2022, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2022, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	46,953
Expiration date:	December 2022
Weighted-average price per contract:	$317.21
Notional amount (fair value):	$1,435,099,664

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2022, which was $305.65 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	19,150,000 Shares (383 Baskets) were redeemed during the quarter ended September 30, 2022.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/22 to 07/31/22	9,750,000	$22.47
08/01/22 to 08/31/22	3,350,000	21.91
09/01/22 to 09/30/22	6,050,000	21.26
Total	19,150,000	$22.00

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 1, 2022

/s/ Bryan Bowers
Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 1, 2022

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.