Form 10-K
period 2022-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2023-02-23
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the shares held by non-affiliates was approximately $1,661,516,216. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2023, the Registrant had 57,200,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE TRUST FOR PURPOSES OF CFTC RULE 4.22(C) (THE “CFTC ANNUAL REPORT”).

Cautionary Note Regarding Forward-Looking Statements

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

The Trust intends to offer Shares on a continuous basis. The Trust issues and redeems Shares only in one or more blocks of 50,000 Shares (“Baskets”). Only registered brokers-dealers who have entered into an authorized participant agreement with the Trust (each, an “Authorized Participant” and each such agreement, an “Authorized Participant Agreement”) may purchase or redeem Baskets, in exchange for Index Futures and Collateral Assets with an aggregate value equal to the net asset value per Share (“NAV”) of the Shares being purchased or redeemed. Owners of beneficial interest in Shares (“Shareholders”) who are not Authorized Participants have no right to redeem their Shares. In order to liquidate their investment in the Shares, Shareholders who are not Authorized Participants must generally sell their Shares in the secondary market, assuming that demand for their Shares exists. The price obtained by the Shareholders for the Shares may be less than the NAV of those Shares.

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

Trust Expenses

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses:

●	the fees of the Trustee, the Delaware Trustee, the Advisor, the Trust Administrator, the processing agent and their respective agents;

●	NYSE Arca listing fees;

●	printing and mailing costs;

●	audit fees;

●	fees for registration of the Shares with the SEC;

●	tax reporting costs;

●	license fees; and

●	legal expenses relating to the Trust of up to $500,000 annually.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co. LLC, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, SG Americas Securities, LLC, UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

The Trust and the Shares are not sponsored, endorsed, sold or promoted by the Index Sponsor. The Index Sponsor makes no representation or warranty, express or implied, to the owners of the Shares or any member of the public regarding the advisability of investing in securities generally or in the Shares particularly or the ability of the S&P GSCI™, the S&P GSCI-ER or the Index or any related indices or sub-indices to track the appropriate market performance. The Index Sponsor’s only relationship to iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI‑ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A. or the Trust. The Index Sponsor has no obligation to take the needs of iShares Delaware Trust Sponsor LLC, BlackRock Institutional Trust Company, N.A., the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI-ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the amount of the Shares or the timing of the issuance or sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

The contracts currently included in the S&P GSCI™ are futures contracts traded on the Chicago Board of Trade (“CBT”), the CME, the COMEX Division of the New York Mercantile Exchange, Inc. (“CMX”), ICE Futures Europe (“ICE-UK”), ICE Futures U.S. (“ICE-US”), the Kansas City Board of Trade (“KBT”), the London Metal Exchange (“LME”), and the New York Mercantile Exchange, Inc. (“NYM”).

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2023, are as follows:

	Dollar Weights
Commodity	January 31, 2023(a)	Ticker(b)	Trading Facility
Crude Oil	20.31%	CL	NYM / ICE
Brent Crude Oil	19.50%	LCO	ICE - UK
Corn	6.49%	C	CBT
Gas Oil	6.16%	LGO	ICE - UK
Heating Oil	4.98%	HO	NYM
Copper	4.74%	MCU	LME
Unleaded Gas	4.46%	RB	NYM
Gold	4.34%	GC	CMX
Soybeans	4.14%	S	CBT
Live Cattle	3.90%	LC	CME
Aluminum	3.77%	MAL	LME
Chicago Wheat	3.13%	W	CBT
Natural Gas	2.28%	NG	NYM / ICE
Lean Hogs	1.80%	LH	CME
Sugar	1.79%	SB	ICE - US
Kansas Wheat	1.58%	KW	KBT
Nickel	1.32%	MNI	LME
Feeder Cattle	1.26%	FC	CME
Zinc	1.01%	MZN	LME
Cotton	1.00%	CT	ICE - US
Coffee	0.78%	KC	ICE - US
Lead	0.52%	MPB	LME
Silver	0.45%	SI	CMX
Cocoa	0.29%	CC	ICE - US

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

With regard to oil and other commodities, a variety of factors can affect the price of commodities and in turn the related Index Futures, including significant increases or decreases in production, available supply or demand due to natural factors, epidemics, technological factors, cooperation with respect to price and production levels or competition and tension among exporting nations, the enactment or cessation of trade sanctions, war or other geopolitical conflicts, civil unrest and sabotage, fluctuations in the reserve capacity, large purchases by governmental entities and competition from other sectors. Such risks historically and recently have led, and in the future could lead, to significant market volatility, which could impact the Index Futures held by the Trust and negatively impact the price of the Shares.

In April 2020, the collapse of demand for fuel as a result of economic conditions relating to COVID-19 and other factors created an oversupply of crude oil that rapidly filled most available oil storage facilities. This caused the May 2020 WTI crude oil futures contract to trade at a negative price. If all or a significant portion of the futures contracts reflected in the S&P GSCI-ER were to reach a negative price, you could lose your entire investment.

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

The commodity futures markets are subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity, congestion, disorderly markets, manipulation, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God. In connection with such events, a futures exchange may determine to halt trading, to cancel trades executed during a specified period, and to take other actions it deems appropriate. In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the S&P GSCI-ER. Further, the Clearing FCM or its account holders may represent, directly or indirectly, a substantial portion of the short-side interest in the Index Futures market. The existence of such a limited number of market participants could cause or exacerbate temporary distortions, especially those distortions resulting from illiquidity.

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

The CFTC has adopted federal position limits for commodity derivatives (the “Final Position Limits Rules”), which include as referenced contracts, a number of the futures contracts included in the S&P GSCI-ER, and as of the date of this report such contracts represent a substantial portion of the weight of the S&P GSCI-ER. Consequently, under the Final Position Limits Rules, the maximum positions that market participants can hold for the spot month in the referenced contracts that underlie the S&P GSCI-ER are limited, which could reduce the liquidity of such referenced contracts and adversely affect the performance of the S&P GSCI-ER and the value of your Shares. Moreover, because the relative weights of the commodities in the S&P GSCI-ER are largely determined based on the trading volume of the futures contracts designated for such commodities, a reduction in the trading volume of such futures contracts could significantly alter the weights of the futures contracts underlying the S&P GSCI-ER, which could have further adverse effects on the level of the S&P GSCI-ER and the value of your Shares.

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

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate referenced contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in referenced contracts, on a pro‑rata basis, with other positions in referenced contracts held or controlled by such person. These aggregation rules will apply to all commodity derivative contracts that are subject to position limits under the Final Position Limits Rules. CFTC staff has granted relief, until the earlier of August 12, 2025 or the effective date of a rulemaking codifying such relief, from various conditions and requirements in the final aggregation rules, including the “substantially identical trading strategies” aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the “substantially identical trading strategies” aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the referenced contracts identified in the Final Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

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

In addition to federal position limits adopted by the CFTC, the CME has established position limits applicable to the Index Futures held by the Trust. In addition, the Trust’s Clearing FCM may reduce its internal risk limits on the size of positions in Index Futures that the Clearing FCM trades or clears for the Trust. As of the date of this report, internal risk limits implemented by the Clearing FCM do not constrain the size of positions in Index Futures that it will trade or clear for the Trust. If the Trust were to reach a position limit established by the CME or if the Trust’s Clearing FCM were to reduce its internal risk limits on the size of positions in Index Futures that it trades or clears for the Trust, this could adversely impact the Trust’s ability to transact in Index Futures, issue new Shares or reinvest income in additional Index Futures positions. From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Shares because the Trust could not invest the proceeds of new issuances in additional Index Futures positions due to restrictions on speculative position limits imposed by the CME. The liquidity of the Shares and the correlation between the value of the Shares and the level of the S&P GSCI-ER may be adversely affected in the event of any such suspension of issuance.

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

The impact of the COVID-19 pandemic has adversely affected the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could continue to, and other future public health emergencies could, have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the COVID-19 pandemic caused increased volatility in the market for the Index Futures and the underlying futures contracts, which led to increased trading spreads in the Index Futures and the underlying futures contracts, a higher than usual number of trading or price limits for certain underlying futures, reduced liquidity in the markets for the underlying futures contracts, and increased premium or discount in the Shares. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A prolonged COVID-19 pandemic or other future public health emergencies could result in an increase of the costs of the Trust and affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the COVID-19 pandemic or other future public health emergencies could impair the information technology and other operational systems upon which the Trust's service providers, including the Sponsor, the Trustee and the Advisor, rely, and could otherwise disrupt the ability of employees of the Trust's service providers to perform essential tasks on behalf of the Trust.

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

Russia's invasion of Ukraine, and sanctions brought by the United States and other countries against Russia, have resulted in significant disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors.

Russia launched a large-scale invasion of Ukraine on February 24, 2022. Among other things, the conflict has led to disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors, as well as for certain commodity futures contracts that make up the S&P GSCI-ER due to actual and potential disruptions in the supply of commodities underlying such contracts. The United States, other countries and certain international organizations have imposed broad ranging economic sanctions on Russia and certain Russian corporations and individuals. In March 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. As a result, the invasion of

Ukraine and related events have contributed to backwardation (i.e., when current prices are higher than future prices) in the market for energy futures contracts such as crude oil, heating oil and natural gas. The impact on commodities and futures prices of the U.S. ban, as well as the extent and duration of the military action, resulting sanctions and associated market disruptions, are impossible to predict and depend on a number of factors. The impact of these events or any related developments could be significant and may have a severe adverse effect on the performance of the Index and the value of the Shares.

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

The Trust’s performance could be adversely affected if the Clearing FCM reduces its internal risk limits for the Trust.

The CFTC requires FCMs, such as the Clearing FCM, to implement and periodically evaluate risk-based limits on futures positions and order sizes. Under this regime, the Clearing FCM could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Trust. Such a development would reduce the Trust’s capacity to transact in Index Futures. In this scenario, the Trust could seek to enter into clearing relationships with one or more other clearing FCMs with the goal of increasing its overall capacity to trade and clear Index Futures. The introduction of one or more additional clearing broker relationships would be likely to increase the Trust’s trading costs and could make its overall trading less efficient and more prone to error. These consequences could have an adverse impact on the Trust’s performance.

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

The Trust relies on the information and technology systems of the Custodian, the Trustee and, to a lesser degree, the Sponsor, which could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our record keeping and operations.

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

It is expected that the Trust will operate and be classified as a partnership for U.S. federal income tax purposes. So long as the Trust qualifies as a partnership, it will be able to pass through its income, including the Trust’s federally tax-exempt income, if any, and deductions to the Shareholders. The Trust’s qualification as a partnership for U.S. federal income tax purposes involves the application of numerous technical provisions under which there is a lack of direct authority. In general, if a partnership is “publicly traded”, as defined in the Code, it will be treated as a corporation for U.S. federal income tax purposes. It is expected that the Trust will be treated as a publicly traded partnership. A publicly traded partnership will, however, be taxed as a partnership, and not as a corporation, for U.S. federal income tax purposes, so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code and the partnership is not required to register under the Investment Company Act. This exception is referred to as the “qualifying income exception.” Qualifying income generally includes interest (other than certain contingent interest and interest derived in the conduct of a financial or insurance business), dividends, real property rents and income from certain commodities transactions.

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

It is expected that the Trust will be treated as a publicly traded partnership for U.S. federal income tax purposes, and investors are expected to be taxed as partners in a partnership. Although the Trust intends to conduct its activities in a manner that avoids the conduct of a U.S. trade or business, if the IRS were to determine that the Trust is engaged in a U.S. trade or business for U.S. federal income tax purposes, any gain recognized by a foreign transferor on the sale, exchange or other disposition of Shares would generally be treated as “effectively connected” with such trade or business to the extent it does not exceed the effectively connected gain that would be allocable to the transferor if the Trust sold all of its assets at their fair market value as of the date of the transferor’s disposition. Any such gain that is treated as effectively connected will generally be subject to U.S. federal income tax.

In addition, the transferee of the Shares or the applicable withholding agent generally would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of the Trust’s liabilities and would therefore generally exceed the amount of cash received by the transferor in the disposition, unless an exception to withholding applies, including if the transferor provides an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. Another exception to this withholding requirement applies if the Trust properly certifies via public notice that it was not engaged in a trade or business within the United States at any time during the Trust's taxable year through the date designated on the public notice. The Trust intends to post a quarterly notice to the Fund's website confirming that it has not engaged in a U.S. trade or business. This notice is intended to allow non-U.S. Shareholders to indicate that the amount realized on the transfer of their Shares should not be subject to this withholding tax. If the transferee fails to properly withhold such tax when required to do so, the Trust would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest.

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

Holders

As of December 31, 2022, there were approximately 114 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2022 and 2021. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

12,900,000 Shares (258 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2022.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/22 to 10/31/22	650,000	$22.05
11/01/22 to 11/30/22	800,000	21.44
12/01/22 to 12/31/22	11,450,000	20.59
Total	12,900,000	$20.74

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2022 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,221,109,857 at December 31, 2022. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 57,550,000 Shares at December 31, 2022.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2022, 2021 and 2020:

Results of Operations

The Year Ended December 31, 2022

The Trust’s net asset value decreased from $1,431,810,115 at December 31, 2021 to $1,221,109,857 at December 31, 2022. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 83,750,000 Shares at December 31, 2021 to 57,550,000 Shares at December 31, 2022, a consequence of 22,900,000 Shares (458 Baskets) being created and 49,100,000 Shares (982 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 24.09% increase in the NAV from $17.10 at December 31, 2021 to $21.22 at December 31, 2022 is directly related to the 23.44% increase in the settlement price for the Index Futures. The NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the year ended December 31, 2022 was $390,808,622, resulting from a net investment income of $7,523,923 and a net realized and unrealized gain of $383,284,699. For the year ended December 31, 2022, the Trust had a net realized and unrealized gain of $315,841 on short-term investments and a net realized and unrealized gain of $382,968,858 on futures contracts. Other than the Sponsor’s fees of $13,482,545 and brokerage commissions and fees of $1,299,610, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2022 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2022, interest income was $22,306,078, while the Sponsor’s Fees totaled $13,482,545. For the year ended December 31, 2021, interest income was $426,034, while the Sponsor’s Fees totaled $9,465,137. For the year ended December 31, 2020, interest income was $3,742,855, while the Sponsor’s Fees totaled $5,005,767. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2022, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its FCM or Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2022, the Trust’s open Index Futures long positions were as follows:

Number of contracts	38,848
Expiration date	March 2023
Weighted-average price per contract	$297.42
Notional amount (fair value)	$1,215,724,851

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2022, which was $312.94 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2022 and 2021.

	Three Months Ended (Unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Investment Income
Interest	$447,870	$2,968,486	$7,031,116	$11,858,606
Total investment income	447,870	2,968,486	7,031,116	11,858,606
Expenses
Sponsor’s fees	3,459,826	4,090,111	3,199,124	2,733,484
Brokerage commissions and fees	409,606	387,291	215,717	286,996
Total expenses	3,869,432	4,477,402	3,414,841	3,020,480
Net investment income (loss)	(3,421,562)	(1,508,916)	3,616,275	8,838,126
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,339	(4,298)	(34,323)	(22,199)
Futures contracts	736,763,238	104,723,600	(394,948,409)	(86,887,348)
Net realized gain (loss)	736,764,577	104,719,302	(394,982,732)	(86,909,547)
Net change in unrealized appreciation/depreciation on:
Short-term investments	31,515	(722,311)	717,056	349,062
Futures contracts	(224,589,428)	(67,121,004)	200,395,693	114,632,516
Net change in unrealized appreciation/depreciation	(224,557,913)	(67,843,315)	201,112,749	114,981,578
Net realized and unrealized gain (loss)	512,206,664	36,875,987	(193,869,983)	28,072,031
Net increase (decrease) in net assets resulting from operations	$508,785,102	$35,367,071	$(190,253,708)	$36,910,157
Net increase (decrease) in net assets per Share	$5.58	$0.39	$(2.51)	$0.55

	Three Months Ended (Unaudited)
	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021

Investment Income
Interest	$143,437	$52,562	$94,407	$135,628
Total investment income	143,437	52,562	94,407	135,628
Expenses
Sponsor’s fees	1,893,497	2,407,468	2,482,274	2,681,898
Brokerage commissions and fees	330,285	347,506	322,517	345,804
Total expenses	2,223,782	2,754,974	2,804,791	3,027,702
Net investment loss	(2,080,345)	(2,702,412)	(2,710,384)	(2,892,074)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	267	359	(1,506)	1,952
Futures contracts	202,940,665	119,959,860	10,796,107	48,138,344
Net realized gain	202,940,932	119,960,219	10,794,601	48,140,296
Net change in unrealized appreciation/depreciation on:
Short-term investments	(2,227)	(69,406)	51,000	24,408
Futures contracts	(87,559,310)	62,102,165	51,987,409	(31,975,915)
Net change in unrealized appreciation/depreciation	(87,561,537)	62,032,759	52,038,409	(31,951,507)
Net realized and unrealized gain	115,379,395	181,992,978	62,833,010	16,188,789
Net increase in net assets resulting from operations	$113,299,050	$179,290,566	$60,122,626	$13,296,715
Net increase in net assets per Share	$1.51	$2.11	$0.73	$0.16

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2022.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013). Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer of the Sponsor and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by a Board of Directors composed of Shannon Ghia, Bryan Bowers, Philip Jensen, Peter Landini and Kimun Lee.

Shannon Ghia, 46, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock's ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock's ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients' financial wellbeing. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia's service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 47, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. From September 1, 2014 to the present, Mr. Bowers has served as a Director of BlackRock. Since October 4, 2021, Mr. Bowers has managed the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers worked in Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Belinda Ng Castaneda, 40, became a principal of the Sponsor on June 20, 2019. Mrs. Castaneda became a principal of BlackRock Institutional Trust Company, N.A. on June 19, 2019 and of BFA on June 20, 2019. Mrs. Castaneda serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions on such entities’ Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of their business continuity planning system. From February 2016 to the present, Mrs. Castaneda has served as a Vice President of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions on the firm’s Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of the firm’s business continuity planning system. From January 2012 to February 2016, Mrs. Castaneda served as an Associate of BlackRock Inc. as a Business Continuity Program Manager. From February 2009 to January 2012, Mrs. Castaneda served as an Analyst of BlackRock, Inc. performing operational support to the firm’s Business Continuity Management team. Prior to joining BlackRock, Inc., Mrs. Castaneda served in a data analyst function at H5, Inc. a data analytics technology firm, from July 2006 to February 2009. Prior to that, Mrs. Castaneda was an office automation assistant at the U.S. Department of Health and Human Services, where she focused on the Employee Human Resource and Payroll System (i.e., PeopleSoft software) from July 2002 to July 2006. Mrs. Castaneda earned a Bachelor of Science in Business Administration from San Jose State University, in 2005.

Ann Frechette, CPA, 54, became a principal of the Sponsor on April 13, 2020. Ms. Frechette became a principal of BlackRock Advisors, LLC on April 9, 2020 and of BFA, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Financial Management, Inc. on April 13, 2020. Ms. Frechette serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions as head of a Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by such entities. From May 2016 to the present, Ms. Frechette has served as a Managing Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions as head of the Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by affiliates of BlackRock, Inc. From April 2013 to May 2016 Ms. Frechette served as the Managing Director of BlackRock, Inc. responsible for performing supervisory and managerial functions for the U.S. Registered Active Funds Financial Reporting team that prepares financial statements. From April 2006 to April 2012, Ms. Frechette served as the Global Director of Internal Audit at Citco Fund Services, a provider of banking, cash management, fund administration, and trust services, where her responsibilities included managing that firm’s audit team’s risk-based audits and SOC 1 project. From October 2002 to April 2006, Ms. Frechette served as a Senior Vice President at PNC Global Investment Servicing, a provider of processing, technology and business intelligence services to asset managers, broker/dealers and financial advisors, where she worked both in internal audit and the finance area within the transfer agency. From September 1991 to October 2002, Ms. Frechette served as a Senior Manager in the audit division of Ernst & Young’s financial services industry practice. Ms. Frechette graduated with honors from Drexel University with a Bachelor of Science in accounting in 1991 and was initially licensed as a certified public accountant in 1993.

Philip Jensen, 64, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Timothy Kane, 42, became a principal of the Sponsor on June 28, 2019. Mr. Kane became a principal of BlackRock Financial Management, Inc. on June 27, 2019 and of BlackRock Advisors, LLC, BFA and BlackRock Institutional Trust Company, N.A. on June 28, 2019. Mr. Kane serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions in his capacity as Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. From February 2014 to the present, Mr. Kane has served as a Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions in his capacity as the Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. Prior to joining BlackRock, Inc., Mr. Kane served as the Deputy Global Head of Crisis Management supporting the Business Continuity function at Deutsche Bank, multinational investment bank and financial services firm, from January 2009 to January 2014. Prior to that, Mr. Kane was the Director of Information Technology at the New York City Office of Emergency Management where he focused on the agency’s technology needs from December 2006 to December 2008. Mr. Kane earned a Bachelor of Science in Geographic Information Science from Salisbury University in 2002.

Peter Landini, 71, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 76, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Charles Park, 55, became a principal of the Advisor in December 2012 and has served as Chief Compliance Officer for the Advisor since August 2006. Mr. Park became a principal of BlackRock Advisors, LLC, a commodity pool operator and commodity trading advisor registered with the CFTC, in June 2014 and has served as its Chief Compliance Officer since June 2014. Mr. Park became a principal of BlackRock Financial Management, Inc., an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Financial Management, Inc. since September 2016 and performs supervisory and managerial functions. He became a principal of BlackRock Investment Management, LLC, an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Investment Management, LLC since September 2016 and performs supervisory and managerial functions. Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, from December 2012 to February 2014, performing supervisory and managerial functions. Mr. Park joined BlackRock Institutional Trust Company, N.A., a commodity pool operator and commodity trading advisor registered with the CFTC, in August 2006, and performs supervisory and managerial functions. Mr. Park has also served as the Chief Compliance Officer of the iShares business since August 2006 and of BlackRock SEC-registered funds since June 2014. Mr. Park was a principal of the Sponsor from December 2012 to April 2015 and since August 4, 2016, performing supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., in August 2006, Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., an exempt commodity pool operator and an exempt commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Greg Savage, 51, became a principal and associated person of the Sponsor in July 2012 and performs supervisory and managerial functions. Since March 2009, Mr. Savage was a principal and associated person, performing supervisory and managerial functions, of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Savage has served as a Senior Portfolio Manager and Team Leader for BlackRock Fund Advisors, an investment advisor registered with the SEC and a commodity trading advisor registered with the CFTC, since September 2007 and became a principal and associated person of that entity in March 2009. Mr. Savage also served as a Portfolio Manager for BFA from March 2001 to September 2007. Mr. Savage served as a Transition Services Manager for BlackRock Institutional Trust Company, N.A., a national banking association and commodity trading advisor registered with the CFTC, from June 1999 to March 2001 and became an associated person of that entity in June 2007. Mr. Savage received his Bachelor of Science in accounting from the University of Colorado at Boulder and is a CFA charterholder. He has the FINRA Series 7, 63 and 3 licenses.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2022, the Trust incurred a Sponsor’s Fee of $13,482,545.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees	$61,800	$61,800
Audit-related fees(a)	250	2,000
Tax fees(b)	364,050	268,250
All other fees	—	—
Total	$426,100	$332,050

(a)	Amount represents fees billed for review of the regulatory filings.
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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant's Current Report on Form 8-K filed on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant's Registration Statement on Form S-3/A (No. 333‑254992) on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant's Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant's Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of

iShares S&P GSCI™ Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares S&P GSCI™ Commodity‑Indexed Trust (the “Trust”) as of December 31, 2022 and 2021, and the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the Trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

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

February 23, 2023

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2022 and 2021

	December 31,
	2022	2021
Assets
Cash	$5,181,064	$41,625,574
Short-term investments(a)	1,100,309,661	1,412,803,235
Short-term investments held at broker (restricted)(b)	102,037,820	85,581,308
Receivable for variation margin on open futures contracts (Note 9)	14,408,722	—
Total Assets	1,221,937,267	1,540,010,117

Liabilities
Sponsor’s fees payable	827,410	890,974
Payable for investment securities purchased	—	89,994,437
Payable for variation margin on open futures contracts (Note 9)	—	17,314,591
Total Liabilities	827,410	108,200,002

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,221,109,857	$1,431,810,115

Shares issued and outstanding(c)	57,550,000	83,750,000
Net asset value per Share (Note 2G)	$21.22	$17.10

(a)	Cost of short-term investments: $1,099,953,044 and $1,412,781,989, respectively.
(b)	Cost of short-term investments held at broker (restricted): $101,996,781 and $85,580,222, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Investment Income
Interest	$22,306,078	$426,034	$3,742,855
Total investment income	22,306,078	426,034	3,742,855
Expenses
Sponsor’s fees	13,482,545	9,465,137	5,005,767
Brokerage commissions and fees	1,299,610	1,346,112	1,013,439
Total expenses	14,782,155	10,811,249	6,019,206
Net investment income (loss)	7,523,923	(10,385,215)	(2,276,351)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(59,481)	1,072	62,112
Futures contracts	359,651,081	381,834,976	(204,137,367)
Net realized gain (loss)	359,591,600	381,836,048	(204,075,255)
Net change in unrealized appreciation/depreciation on:
Short-term investments	375,322	3,775	(81,566)
Futures contracts	23,317,777	(5,445,651)	22,817,921
Net change in unrealized appreciation/depreciation	23,693,099	(5,441,876)	22,736,355
Net realized and unrealized gain (loss)	383,284,699	376,394,172	(181,338,900)

Net increase (decrease) in net assets resulting from operations	$390,808,622	$366,008,957	$(183,615,251)

Net increase (decrease) in net assets per Share(a)	$4.82	$4.51	$(3.09)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Statements of Changes in Net Assets For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Net Assets, Beginning of Year	$1,431,810,115	$827,346,620	$775,343,105

Operations:
Net investment income (loss)	7,523,923	(10,385,215)	(2,276,351)
Net realized gain (loss)	359,591,600	381,836,048	(204,075,255)
Net change in unrealized appreciation/depreciation	23,693,099	(5,441,876)	22,736,355
Net increase (decrease) in net assets resulting from operations	390,808,622	366,008,957	(183,615,251)

Capital Share Transactions:
Contributions for Shares issued	477,233,516	522,133,469	366,906,034
Distributions for Shares redeemed	(1,078,742,396)	(283,678,931)	(131,287,268)
Net increase (decrease) in net assets from capital share transactions	(601,508,880)	238,454,538	235,618,766

Increase (decrease) in net assets	(210,700,258)	604,463,495	52,003,515

Net Assets, End of Year	$1,221,109,857	$1,431,810,115	$827,346,620

Shares issued and redeemed
Shares issued	22,900,000	34,750,000	31,850,000
Shares redeemed	(49,100,000)	(18,250,000)	(12,350,000)
Net increase (decrease) in Shares issued and outstanding	(26,200,000)	16,500,000	19,500,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

	Years Ended December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$390,808,622	$366,008,957	$(183,615,251)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(12,149,834,676)	(8,969,201,919)	(3,958,461,167)
Sales/maturities of short-term investments	12,468,482,968	8,286,216,364	3,897,733,626
Accretion of discount	(22,295,389)	(426,034)	(3,740,655)
Net realized (gain) loss on short-term investments	59,481	(1,072)	(62,112)
Net change in unrealized appreciation/depreciation on short-term investments	(375,322)	(3,775)	81,566
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(14,408,722)	3,335,487	(3,335,487)
Payable for variation margin on open futures contracts	(17,314,591)	17,314,591	(5,952,581)
Payable for investment securities purchased	(89,994,437)	89,994,437	—
Sponsor’s fees payable	(63,564)	383,766	41,371
Brokerage commissions and fees payable	—	—	—
Net cash provided by (used in) operating activities	565,064,370	(206,379,198)	(257,310,690)

Cash Flows from Financing Activities
Contributions for Shares issued	477,233,516	522,133,469	366,906,034
Distributions for Shares redeemed	(1,078,742,396)	(294,751,228)	(120,214,971)
Net cash provided by (used in) financing activities	(601,508,880)	227,382,241	246,691,063
Net increase (decrease) in cash and cash equivalents	(36,444,510)	21,003,043	(10,619,627)

Cash
Beginning of year
Unrestricted – cash	41,625,574	20,622,531	31,242,158

End of year
Unrestricted – cash	$5,181,064	$41,625,574	$20,622,531

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments At December 31, 2022 and 2021

December 31, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.05% – 3.89% due 1/03/23	$94,000,000	$94,000,000
3.37% – 3.87% due 1/05/23	120,000,000	119,975,767
3.81% – 4.01% due 1/10/23	80,000,000	79,943,727
3.81% due 1/12/23	35,000,000	34,969,615
3.80% – 4.10% due 1/17/23	170,000,000	169,756,793
3.56% – 3.86% due 1/19/23	71,000,000	70,885,769
3.68% – 4.19% due 1/24/23	255,000,000	254,428,687
3.72% – 3.96% due 1/26/23	68,000,000	67,831,414
4.09% due 1/31/23	60,000,000	59,816,134
3.99% – 4.01% due 2/07/23	81,000,000	80,692,100
4.04% due 2/14/23	6,000,000	5,971,795
4.24% due 2/16/23	45,000,000	44,776,219
4.22% due 2/21/23	60,000,000	59,660,552
3.97% due 2/23/23	60,000,000	59,638,909
Total U.S. Treasury bills (Cost: $1,201,949,825)		1,202,347,481

Total Investments – 98.46%		1,202,347,481
Other Assets, Less Liabilities – 1.54%		18,762,376
Net Assets – 100.00%		$1,221,109,857

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
38,848	March 15, 2023	$1,215,724,851	60,324,698

December 31, 2021

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
0.03% – 0.04% due 1/04/22	$100,000,000	$100,000,084
0.03% – 0.04% due 1/06/22	84,000,000	83,999,971
0.03% due 1/11/22	53,000,000	52,999,941
0.04% – 0.05% due 1/25/22	20,000,000	19,999,771
0.03% – 0.06% due 2/01/22	74,000,000	73,998,510
0.05% due 2/03/22	20,000,000	19,999,483
0.03% – 0.05% due 2/08/22	105,000,000	104,996,981
0.05% due 2/10/22	89,000,000	88,996,946
0.03% – 0.05% due 2/15/22	120,000,000	119,996,058
0.03% – 0.05% due 2/17/22	121,000,000	120,995,463
0.03% – 0.04% due 2/22/22	76,000,000	75,998,152
0.04% – 0.05% due 2/24/22	135,450,000	135,444,620
0.05% – 0.06% due 3/1/22	120,000,000	119,993,349
0.04% – 0.06% due 3/03/22	127,000,000	126,990,114
0.05% due 3/08/22	66,000,000	65,994,133
0.04% due 3/10/22	35,000,000	34,997,273
0.05% due 3/15/22	58,000,000	57,995,081
0.06% due 3/17/22	35,000,000	34,996,079
0.08% due 3/24/22	60,000,000	59,992,534
Total U.S. Treasury bills (Cost: $1,498,362,211)		1,498,384,543

Total Investments – 104.65%		1,498,384,543
Other Assets, Less Liabilities – (4.65)%		(66,574,428)
Net Assets – 100.00%		$1,431,810,115

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2021, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
56,436	March 15, 2022	$1,430,714,680	37,006,921

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2022

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

As of December 31, 2022 and December 31, 2021, the Trust had restricted short-term investments held at the broker of $102,037,820 and $85,581,308, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2022, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2022, 2021 and 2020.

	December 31,
	2022	2021	2020
Net asset value per Share, beginning of year	$17.10	$12.30	$16.24

Net investment income (loss)(a)	0.09	(0.13)	(0.04)
Net realized and unrealized gain (loss)(b)	4.03	4.93	(3.90)
Net increase (decrease) in net assets from operations	4.12	4.80	(3.94)
Net asset value per Share, end of year	$21.22	$17.10	$12.30

Total return, at net asset value(c)	24.09%	39.02%	(24.26)%

Ratio to average net assets:
Net investment income (loss)	0.42%	(0.82)%	(0.34)%
Expenses	0.82%	0.86%	0.90%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2022 and the year ended December 31, 2021, the average month-end notional amounts of open Index Futures were $1,745,238,033 and $1,239,905,352, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$14,408,722	Payable for variation margin on open futures contracts	$—

December 31, 2021
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$17,314,591

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2022, 2021 and 2020:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$359,651,081	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	23,317,777

December 31, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$381,834,976	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(5,445,651)

December 31, 2020
Commodity contracts	Net realized gain (loss) from futures contracts	$(204,137,367)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	22,817,921

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2022 and December 31, 2021:

	Level 1	Level 2	Level 3	Total
December 31, 2022
Futures contracts(a)	$60,324,698	$—	$—	$60,324,698
U.S. Treasury bills	—	1,202,347,481	—	1,202,347,481

December 31, 2021
Futures contracts(a)	$37,006,921	$—	$—	$37,006,921
U.S. Treasury bills	—	1,498,384,543	—	1,498,384,543

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 23, 2023

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 23, 2023

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 23, 2023

/s/ Peter Landini

Peter Landini

Director

Date:	February 23, 2023

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 23, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.