Form 10-Q
period 2023-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2023-05-05
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of April 28, 2023, the Registrant had 52,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Cash	$226,429	$5,181,064
Short-term investments, at fair value(a)	981,501,651	1,100,309,661
Short-term investments held at the broker (restricted), at fair value(b)	85,234,175	102,037,820
Receivable for variation margin on open futures contracts (Note 9)	13,853,590	14,408,722
Total Assets	1,080,815,845	1,221,937,267

Liabilities
Sponsor’s fees payable	685,998	827,410
Payable for variation margin on open futures contracts (Note 9)	—	—
Total Liabilities	685,998	827,410

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,080,129,847	$1,221,109,857

Shares issued and outstanding(c)	53,700,000	57,550,000
Net asset value per Share (Note 2G)	$20.11	$21.22

(a)	Cost of short-term investments: $981,336,957 and $1,099,953,044, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $85,200,615 and $101,996,781, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Investment Income
Interest	$12,440,489	$447,870
Total investment income	12,440,489	447,870

Expenses
Sponsor’s fees	2,092,414	3,459,826
Brokerage commissions and fees	237,950	409,606
Total expenses	2,330,364	3,869,432
Net Investment income (loss)	10,110,125	(3,421,562)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	14,130	1,339
Futures contracts	(603,286)	736,763,238
Net realized gain (loss)	(589,156)	736,764,577
Net change in unrealized appreciation/depreciation on:
Short-term investments	(199,403)	31,515
Futures contracts	(72,663,682)	(224,589,428)
Net change in unrealized appreciation/depreciation	(72,863,085)	(224,557,913)
Net realized and unrealized gain (loss)	(73,452,241)	512,206,664

Net increase (decrease) in net assets resulting from operations	$(63,342,116)	$508,785,102

Net increase (decrease) in net assets per Share(a)	$(1.14)	$5.58

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2023

Three Months Ended
March 31, 2023
Net Assets at December 31, 2022	$1,221,109,857

Operations
Net investment gain	10,110,125
Net realized loss	(589,156)
Net change in unrealized appreciation/depreciation	(72,863,085)
Net decrease in net assets resulting from operations	(63,342,116)

Capital Share Transactions
Contributions for Shares issued	19,639,766
Distributions for Shares redeemed	(97,277,660)
Net decrease in net assets from capital share transactions	(77,637,894)

Decrease in net assets	(140,980,010)

Net Assets at March 31, 2023	$1,080,129,847

Shares issued and redeemed
Shares issued	950,000
Shares redeemed	(4,800,000)
Net decrease in Shares issued and outstanding	(3,850,000)

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

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(63,342,116)	$508,785,102
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,269,958,766)	(3,625,574,775)
Sales/maturities of short-term investments	2,417,775,004	2,938,864,277
Accretion of discount	(12,389,856)	(447,870)
Net realized (gain) loss on short-term investments	(14,130)	(1,339)
Net change in unrealized appreciation/depreciation on short-term investments	199,403	(31,515)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	555,132	—
Payable for variation margin on open futures contracts	—	61,398,866
Payable for investment securities purchased	—	(89,994,437)
Sponsor’s fees payable	(141,412)	556,351
Net cash provided by (used in) operating activities	72,683,259	(206,445,340)

Cash Flows from Financing Activities
Contributions for Shares issued	19,639,766	376,347,498
Distributions for Shares redeemed	(97,277,660)	(175,101,870)
Net cash provided by (used in) financing activities	(77,637,894)	201,245,628
Net increase (decrease) in cash and cash equivalents	(4,954,635)	(5,199,712)

Cash
Beginning of period
Unrestricted – cash	5,181,064	41,625,574

End of period
Unrestricted – cash	$226,429	$36,425,862

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2023 and December 31, 2022

March 31, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.33% – 4.65% due 4/04/23	$25,800,000	$25,796,707
4.01% – 4.54% due 4/06/23	31,000,000	30,988,071
4.64% – 4.71% due 4/11/23	56,000,000	55,943,004
4.69% – 4.79% due 4/17/23	72,000,000	71,868,401
4.69% – 4.74% due 4/18/23	56,000,000	55,893,717
4.66% – 4.69% due 4/20/23	65,000,000	64,857,348
4.74% due 4/25/23	48,000,000	47,867,450
4.54% – 4.66% due 4/27/23	75,000,000	74,769,999
4.73% due 5/02/23	82,000,000	81,696,871
3.84% – 4.73% due 5/04/23	76,000,000	75,697,728
4.66% – 4.77% due 5/09/23	140,000,000	139,372,450
4.34% – 4.69% due 5/11/23	57,000,000	56,720,265
4.39% – 4.83% due 5/16/23	84,000,000	83,543,861
4.26% – 4.48% due 5/18/23	73,000,000	72,572,950
4.27% – 4.83% due 5/23/23	78,000,000	77,502,886
4.82% due 5/25/23	40,000,000	39,733,356
4.85% due 6/01/23	12,000,000	11,910,762
Total U.S. Treasury bills (Cost: $1,066,537,572)		1,066,735,826

Total Investments – 98.76%		1,066,735,826
Other Assets, Less Liabilities – 1.24%		13,394,021
Net Assets – 100.00%		$1,080,129,847

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
36,652	June 15, 2023	$1,077,561,470	$(12,338,985)

December 31, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.05% – 3.89% due 1/03/23	$94,000,000	$94,000,000
3.37% – 3.87% due 1/05/23	120,000,000	119,975,767
3.81% – 4.01% due 1/10/23	80,000,000	79,943,727
3.81% due 1/12/23	35,000,000	34,969,615
3.80% – 4.10% due 1/17/23	170,000,000	169,756,793
3.56% – 3.86% due 1/19/23	71,000,000	70,885,769
3.68% – 4.19% due 1/24/23	255,000,000	254,428,687
3.72% – 3.96% due 1/26/23	68,000,000	67,831,414
4.09% due 1/31/23	60,000,000	59,816,134
3.99% – 4.01% due 2/07/23	81,000,000	80,692,100
4.04% due 2/14/23	6,000,000	5,971,795
4.24% due 2/16/23	45,000,000	44,776,219
4.22% due 2/21/23	60,000,000	59,660,552
3.97% due 2/23/23	60,000,000	59,638,909
Total U.S. Treasury bills (Cost: $1,201,949,825)		1,202,347,481

Total Investments – 98.46%		1,202,347,481
Other Assets, Less Liabilities – 1.54%		18,762,376
Net Assets – 100.00%		$1,221,109,857

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
38,848	March 15, 2023	$1,215,724,851	60,324,698

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited) March 31, 2023

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 23, 2023.

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

As of March 31, 2023 and December 31, 2022, the Trust had restricted short-term investments held at the broker of $85,234,175 and $102,037,820, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net asset value per Share, beginning of period	$21.22	$17.10
Net investment income (loss)(a)	0.18	(0.04)
Net realized and unrealized gain (loss)(b)	(1.29)	5.63
Net increase (decrease) in net assets from operations	(1.11)	5.59
Net asset value per Share, end of period	$20.11	$22.69

Total return, at net asset value (c)(d)	(5.23)%	32.69%

Ratio to average net assets:
Net investment income (loss)(e)	3.63%	(0.74)%
Expenses(e)	0.84%	0.84%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2023 and the year ended December 31, 2022, the average month-end notional amounts of open Index Futures were $1,149,120,187 and $1,745,238,003, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$13,853,590	Payable for variation margin on open futures contracts	$—

December 31, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$14,408,722	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2023 and 2022:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(603,286)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(72,663,682)

Three Months Ended March 31, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$736,763,238	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(224,589,428)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
March 31, 2023
Futures contracts(a)	$(12,338,985)	$—	$—	$(12,338,985)
U.S. Treasury bills	—	1,066,735,826	—	1,066,735,826

December 31, 2022
Futures contracts(a)	$60,324,698	$—	$—	$60,324,698
U.S. Treasury bills	—	1,202,347,481	—	1,202,347,481

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Valuation of Index Futures; Computation of the Trust’s Net Asset Value

The Sponsor has the exclusive authority to determine the net asset value of the Trust and the NAV, which it has delegated to the Trustee under the Fourth Amended and Restated Trust Agreement. The Trustee determines the net asset value of the Trust and the NAV as of 4:00 p.m. (New York time), on each Business Day on which NYSE Arca is open for regular trading, as soon as practicable after that time. A “Business Day” is a day (1) on which none of the following occurs: (a) NYSE Arca is closed for regular trading, (b) the Exchange is closed for regular trading or (c) the Federal Reserve wire transfer system is closed for cash wire transfers, or (2) that the Trustee determines that it is able to conduct business.

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

Results of Operations

The Quarter Ended March 31, 2023

The Trust’s net asset value decreased from $1,221,109,857 at December 31, 2022 to $1,080,129,847 at March 31, 2023. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 57,550,000 Shares at December 31, 2022 to 53,700,000 Shares at March 31, 2023, a consequence of 950,000 Shares (19 Baskets) being created and 4,800,000 Shares (96 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 5.23% decrease in the NAV from $21.22 at December 31, 2022 to $20.11 at March 31, 2023 is directly related to the 6.05% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the quarter ended March 31, 2023 was $63,342,116, resulting from a net realized and unrealized loss of $73,452,241, offset by net investment income of $10,110,125. For the quarter ended March 31, 2023, the Trust had a net realized and unrealized loss of $185,273 on short-term investments and a net realized and unrealized loss of $73,266,968 on futures contracts. Other than the Sponsor’s fees of $2,092,414 and brokerage commissions and fees of $237,950, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2023 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2023, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Credit Risk

When the Trust purchases or holds Index Futures, it is exposed to the credit risk of a default by the CME’s clearing house, which serves as the counterparty to each Index Futures position, and of a default by its futures commission merchant, or Clearing FCM. In the case of such a default, the Trust may be unable to recover amounts due to it on its Index Futures positions and Collateral Assets posted as margin. The Trust is also exposed to credit risk as a result of its ownership of U.S. Treasury bills or of perceived or actual economic distress or failures of financial institutions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2023, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	36,652
Expiration date:	June 2023
Weighted-average price per contract:	$297.36
Notional amount (fair value):	$1,077,561,470

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2023, which was $294.00 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 23, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,800,000 Shares (96 Baskets) were redeemed during the quarter ended March 31, 2023.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/23 to 01/31/23	650,000	$20.21
02/01/23 to 02/28/23	3,250,000	20.56
03/01/23 to 03/31/23	900,000	19.23
Total	4,800,000	$20.27

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 5, 2023

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 5, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.