Form 10-Q
period 2023-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2023-08-04
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the Registrant had 50,400,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
Assets
Cash	$3,403,189	$5,181,064
Short-term investments, at fair value(a)	909,582,046	1,100,309,661
Short-term investments held at the broker (restricted), at fair value(b)	71,026,565	102,037,820
Receivable for variation margin on open futures contracts (Note 9)	9,001,542	14,408,722
Total Assets	993,013,342	1,221,937,267

Liabilities
Sponsor’s fees payable	610,547	827,410
Total Liabilities	610,547	827,410

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$992,402,795	$1,221,109,857

Shares issued and outstanding(c)	50,900,000	57,550,000
Net asset value per Share (Note 2G)	$19.50	$21.22

(a)	Cost of short-term investments: $909,415,903 and $1,099,953,044, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $71,031,150 and $101,996,781, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2023 and 2022

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Investment Income
Interest	$11,771,724	$2,968,486	$24,212,213	$3,416,356
Total investment income	11,771,724	2,968,486	24,212,213	3,416,356

Expenses
Sponsor’s fees	1,909,342	4,090,111	4,001,756	7,549,937
Brokerage commissions and fees	221,985	387,291	459,935	796,897
Total expenses	2,131,327	4,477,402	4,461,691	8,346,834
Net Investment income (loss)	9,640,397	(1,508,916)	19,750,522	(4,930,478)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	9,643	(4,298)	23,773	(2,959)
Futures contracts	(62,297,247)	104,723,600	(62,900,533)	841,486,838
Net realized gain (loss)	(62,287,604)	104,719,302	(62,876,760)	841,483,879
Net change in unrealized appreciation/depreciation on:
Short-term investments	(36,694)	(722,311)	(236,097)	(690,796)
Futures contracts	20,139,730	(67,121,004)	(52,523,952)	(291,710,432)
Net change in unrealized appreciation/depreciation	20,103,036	(67,843,315)	(52,760,049)	(292,401,228)
Net realized and unrealized gain (loss)	(42,184,568)	36,875,987	(115,636,809)	549,082,651

Net increase (decrease) in net assets resulting from operations	$(32,544,171)	$35,367,071	$(95,886,287)	$544,152,173

Net increase (decrease) in net assets per Share(a)	$(0.63)	$0.39	$(1.79)	$6.00

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity- Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2023

Six Months Ended
June 30, 2023
Net Assets at December 31, 2022	$1,221,109,857

Operations
Net investment gain	10,110,125
Net realized loss	(589,156)
Net change in unrealized appreciation/depreciation	(72,863,085)
Net decrease in net assets resulting from operations	(63,342,116)

Capital Share Transactions
Contributions for Shares issued	19,639,766
Distributions for Shares redeemed	(97,277,660)
Net decrease in net assets from capital share transactions	(77,637,894)

Decrease in net assets	(140,980,010)

Net Assets at March 31, 2023	$1,080,129,847

Operations
Net investment gain	9,640,397
Net realized loss	(62,287,604)
Net change in unrealized appreciation/depreciation	20,103,036
Net decrease in net assets resulting from operations	(32,544,171)

Capital Share Transactions
Contributions for Shares issued	13,609,124
Distributions for Shares redeemed	(68,792,005)
Net decrease in net assets from capital share transactions	(55,182,881)

Decrease in net assets	(87,727,052)

Net Assets at June 30, 2023	$992,402,795
Shares issued and redeemed
Shares issued	1,650,000
Shares redeemed	(8,300,000)
Net decrease in Shares issued and outstanding	(6,650,000)

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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2023 and 2022

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(95,886,287)	$544,152,173
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(4,288,681,752)	(7,563,484,350)
Sales/maturities of short-term investments	4,534,348,098	7,008,666,792
Accretion of discount	(24,139,800)	(3,416,140)
Net realized (gain) loss on short-term investments	(23,773)	2,959
Net change in unrealized appreciation/depreciation on short-term investments	236,097	690,796
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	5,407,180	—
Receivable for interest income	—	(10,890)
Payable for variation margin on open futures contracts	—	61,753,536
Payable for investment securities purchased	—	(89,994,437)
Sponsor’s fees payable	(216,863)	481,133
Net cash provided by (used in) operating activities	131,042,900	(41,158,428)

Cash Flows from Financing Activities
Contributions for Shares issued	33,248,890	423,238,935
Distributions for Shares redeemed	(166,069,665)	(390,111,186)
Net cash provided by (used in) financing activities	(132,820,775)	33,127,749
Net decrease in cash	(1,777,875)	(8,030,679)

Cash
Beginning of period
Unrestricted – cash	5,181,064	41,625,574

End of period
Unrestricted – cash	3,403,189	33,594,895

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2023 and December 31, 2022

June 30, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.46% – 4.97% due 7/05/23	$100,000,000	$99,972,743
4.69% – 4.86% due 7/06/23	201,000,000	200,917,129
4.96% – 4.98% due 7/11/23	179,000,000	178,802,205
4.98% – 5.21% due 7/13/23	105,000,000	104,853,984
5.22% due 7/18/23	26,000,000	25,945,590
5.06% – 5.09% due 7/27/23	43,000,000	42,856,201
5.17% due 8/08/23	17,000,000	16,912,748
5.22% due 8/10/23	2,000,000	1,989,165
5.20% due 8/15/23	36,000,000	35,778,711
5.14% due 8/24/23	75,000,000	74,438,833
5.05% – 5.15% due 9/05/23	165,000,000	163,495,932
5.18% due 9/12/23	35,000,000	34,645,370
Total U.S. Treasury bills (Cost: $980,447,053)		980,608,611

Total Investments – 98.81%		980,608,611
Other Assets, Less Liabilities – 1.19%		11,794,184
Net Assets – 100.00%		$992,402,795

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,080	September 18, 2023	$990,276,828	$7,800,746

December 31, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.05% – 3.89% due 1/03/23	$94,000,000	$94,000,000
3.37% – 3.87% due 1/05/23	120,000,000	119,975,767
3.81% – 4.01% due 1/10/23	80,000,000	79,943,727
3.81% due 1/12/23	35,000,000	34,969,615
3.80% – 4.10% due 1/17/23	170,000,000	169,756,793
3.56% – 3.86% due 1/19/23	71,000,000	70,885,769
3.68% – 4.19% due 1/24/23	255,000,000	254,428,687
3.72% – 3.96% due 1/26/23	68,000,000	67,831,414
4.09% due 1/31/23	60,000,000	59,816,134
3.99% – 4.01% due 2/07/23	81,000,000	80,692,100
4.04% due 2/14/23	6,000,000	5,971,795
4.24% due 2/16/23	45,000,000	44,776,219
4.22% due 2/21/23	60,000,000	59,660,552
3.97% due 2/23/23	60,000,000	59,638,909
Total U.S. Treasury bills (Cost: $1,201,949,825)		1,202,347,481

Total Investments – 98.46%		1,202,347,481
Other Assets, Less Liabilities – 1.54%		18,762,376
Net Assets – 100.00%		$1,221,109,857

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
38,848	March 15, 2023	$1,215,724,851	$60,324,698

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2023

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

As of June 30, 2023 and December 31, 2022, the Trust had restricted short-term investments held at the broker of $71,026,565 and $102,037,820, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net asset value per Share, beginning of period	$20.11	$22.69	$21.22	$17.10
Net investment income (loss)(a)	0.19	(0.02)	0.37	(0.05)
Net realized and unrealized gain (loss)(b)	(0.80)	0.38	(2.09)	6.00
Net increase (decrease) in net assets from operations	(0.61)	0.36	(1.72)	5.95
Net asset value per Share, end of period	$19.50	$23.05	$19.50	$23.05

Total return, at net asset value(c)(d)	(3.03)%	1.59%	(8.11)%	34.80%

Ratio to average net assets:
Net investment income (loss)(e)	3.79%	(0.28)%	3.71%	(0.49)%
Expenses(e)	0.84%	0.82%	0.84%	0.83%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2023 and the year ended December 31, 2022, the average month-end notional amounts of open Index Futures were $1,081,268,844 and $1,745,238,003, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$9,001,542	Payable for variation margin on open futures contracts	$—

December 31, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$14,408,722	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(62,297,247)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	20,139,730
Three Months Ended June 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$104,723,600	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(67,121,004)
Six Months Ended June 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(62,900,533)	$—
	Net change in unrealized appreciation/depreciation on futures contracts		(52,523,952)
Six Months Ended June 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$841,486,838	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(291,710,432)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
June 30, 2023
Futures contracts(a)	$7,800,746	$—	$—	$7,800,746
U.S. Treasury bills	—	980,608,611	—	980,608,611

December 31, 2022
Futures contracts(a)	$60,324,698	$—	$—	$60,324,698
U.S. Treasury bills	—	1,202,347,481	—	1,202,347,481

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2023

The Trust’s net asset value decreased from $1,080,129,847 at March 31, 2023 to $992,402,795 at June 30, 2023. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 53,700,000 Shares at March 31, 2023 to 50,900,000 Shares at June 30, 2023, a consequence of 700,000 Shares (14 Baskets) being created and 3,500,000 Shares (70 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 3.03% decrease in the NAV from $20.11 at March 31, 2023 to $19.50 at June 30, 2023 is directly related to the 3.98% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2023 was $32,544,171, resulting from a net realized and unrealized loss of $42,184,568, offset by net investment income of $9,640,397. For the quarter ended June 30, 2023, the Trust had a net realized and unrealized loss of $27,051 on short-term investments and a net realized and unrealized loss of $42,157,517 on futures contracts. Other than the Sponsor’s fees of $1,909,342 and brokerage commissions and fees of $221,985, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2023

The Trust’s net asset value decreased from $1,221,109,857 at December 31, 2022 to $992,402,795 at June 30, 2023. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 57,550,000 Shares at December 31, 2022 to 50,900,000 Shares at June 30, 2023, a consequence of 1,650,000 Shares (33 Baskets) being created and 8,300,000 Shares (166 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 8.11% decrease in the Trust’s NAV from $21.22 at December 31, 2022 to $19.50 at June 30, 2023 is directly related to the 9.80% decrease in the settlement price for the Index Futures. The Trust’s NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the period was $95,886,287, resulting from a net realized and unrealized loss of $115,636,809, offset by a net investment income of $19,750,522. For the six months ended June 30, 2023, the Trust had a net realized and unrealized loss of $212,324 on short-term investments and a net realized and unrealized loss of 115,424,485 on futures contracts. Other than the Sponsor’s fees of $4,001,756 and brokerage commissions and fees of $459,935, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2023 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2023, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2023, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	35,080
Expiration date:	September 2023
Weighted-average price per contract:	$280.07
Notional amount (fair value):	$990,276,828

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2023, which was $282.29 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	3,500,000 Shares (70 Baskets) were redeemed during the quarter ended June 30, 2023.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/23 to 04/30/23	1,600,000	$20.36
05/01/23 to 05/31/23	1,900,000	19.06
06/01/23 to 06/30/23	—	—
Total	3,500,000	$19.66

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 4, 2023

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 4, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.