Form 10-Q
period 2023-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2023-11-03
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of October 31, 2023, the Registrant had 50,150,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash	$4,682,206	$5,181,064
Short-term investments, at fair value(a)	1,085,324,729	1,100,309,661
Short-term investments held at the broker (restricted), at fair value(b)	71,836,027	102,037,820
Receivable for variation margin on open futures contracts (Note 9)	—	14,408,722
Total Assets	1,161,842,962	1,221,937,267

Liabilities
Sponsor’s fees payable	704,673	827,410
Payable for variation margin on open futures contracts (Note 9)	11,383,272	—
Total Liabilities	12,087,945	827,410

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,149,755,017	$1,221,109,857

Shares issued and outstanding(c)	51,000,000	57,550,000
Net asset value per Share (Note 2G)	$22.54	$21.22

(a)	Cost of short-term investments: $1,085,016,641 and $1,099,953,044, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $71,815,113 and $101,996,781, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment Income
Interest	$14,165,520	$7,031,116	$38,377,733	$10,447,472
Total investment income	14,165,520	7,031,116	38,377,733	10,447,472

Expenses
Sponsor’s fees	2,053,996	3,199,124	6,055,752	10,749,061
Brokerage commissions and fees	223,882	215,717	683,817	1,012,614
Total expenses	2,277,878	3,414,841	6,739,569	11,761,675
Net Investment income (loss)	11,887,642	3,616,275	31,638,164	(1,314,203)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,562	(34,323)	25,335	(37,282)
Futures contracts	133,698,141	(394,948,409)	70,797,608	446,538,429
Net realized gain (loss)	133,699,703	(394,982,732)	70,822,943	446,501,147
Net change in unrealized appreciation/depreciation on:
Short-term investments	167,444	717,056	(68,653)	26,260
Futures contracts	8,350,484	200,395,693	(44,173,468)	(91,314,739)
Net change in unrealized appreciation/depreciation	8,517,928	201,112,749	(44,242,121)	(91,288,479)
Net realized and unrealized gain (loss)	142,217,631	(193,869,983)	26,580,822	355,212,668

Net increase (decrease) in net assets resulting from operations	$154,105,273	$(190,253,708)	$58,218,986	$353,898,465

Net increase (decrease) in net assets per Share(a)	$3.04	$(2.51)	$1.11	$4.13

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2023

Nine Months Ended September 30, 2023
Net Assets at December 31, 2022	$1,221,109,857

Operations
Net investment income	10,110,125
Net realized loss	(589,156)
Net change in unrealized appreciation/depreciation	(72,863,085)
Net decrease in net assets resulting from operations	(63,342,116)

Capital Share Transactions
Contributions for Shares issued	19,639,766
Distributions for Shares redeemed	(97,277,660)
Net decrease in net assets from capital share transactions	(77,637,894)

Decrease in net assets	(140,980,010)

Net Assets at March 31, 2023	$1,080,129,847

Operations
Net investment income	9,640,397
Net realized loss	(62,287,604)
Net change in unrealized appreciation/depreciation	20,103,036
Net decrease in net assets resulting from operations	(32,544,171)

Capital Share Transactions
Contributions for Shares issued	13,609,124
Distributions for Shares redeemed	(68,792,005)
Net decrease in net assets from capital share transactions	(55,182,881)

Decrease in net assets	(87,727,052)

Net Assets at June 30, 2023	$992,402,795

Operations
Net investment income	11,887,642
Net realized gain	133,699,703
Net change in unrealized appreciation/depreciation	8,517,928
Net increase in net assets resulting from operations	154,105,273

Capital Share Transactions
Contributions for Shares issued	56,352,120
Distributions for Shares redeemed	(53,105,171)
Net increase in net assets from capital share transactions	3,246,949

Increase in net assets	157,352,222

Net Assets at September 30, 2023	$1,149,755,017
Shares issued and redeemed
Shares issued	4,250,000
Shares redeemed	(10,800,000)
Net decrease in Shares issued and outstanding	(6,650,000)

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

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$58,218,986	$353,898,465
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(6,770,315,665)	(9,666,975,478)
Sales/maturities of short-term investments	6,853,731,713	9,734,910,489
Accretion of discount	(38,272,641)	(10,444,065)
Net realized (gain) loss on short-term investments	(25,335)	37,282
Net change in unrealized appreciation/depreciation on short-term investments	68,653	(26,260)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	14,408,722	—
Payable for variation margin on open futures contracts	11,383,272	1,659,166
Payable for investment securities purchased	—	(89,994,437)
Sponsor’s fees payable	(122,737)	62,488
Net cash provided by (used in) operating activities	129,074,968	323,127,650

Cash Flows from Financing Activities
Contributions for Shares issued	89,601,010	461,903,428
Distributions for Shares redeemed	(219,174,836)	(811,392,589)
Net cash provided by (used in) financing activities	(129,573,826)	(349,489,161)
Net decrease in cash	(498,858)	(26,361,511)

Cash
Beginning of period
Unrestricted – cash	5,181,064	41,625,574

End of period
Unrestricted – cash	4,682,206	15,264,063

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2023 and December 31, 2022

September 30, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
5.35% – 5.40% due 10/03/23	$159,000,000	$158,976,761
5.37% – 5.39% due 10/05/23	100,000,000	99,956,084
5.37% – 5.39% due 10/10/23	84,000,000	83,901,814
5.38% due 10/12/23	66,000,000	65,903,246
5.39% – 5.40% due 10/17/23	61,000,000	60,865,990
5.39% – 5.42% due 10/24/23	107,000,000	106,654,992
5.40% – 5.42% due 10/26/23	85,164,000	84,864,033
5.37% due 11/02/23	60,000,000	59,726,683
5.42% due 11/07/23	52,000,000	51,725,635
5.40% due 11/09/23	50,000,000	49,720,542
5.40% – 5.42% due 11/14/23	54,836,000	54,489,742
5.44% due 11/21/23	50,000,000	49,630,903
5.42% due 11/24/23	46,000,000	45,640,480
5.39% due 11/28/23	12,000,000	11,898,777
5.43% due 11/30/23	50,000,000	49,563,236
5.44% due 12/05/23	50,000,000	49,527,422
5.48% due 12/21/23	75,000,000	74,114,416
Total U.S. Treasury bills (Cost: $1,156,831,754)		1,157,160,756

Total Investments – 100.64%		1,157,160,756
Other Assets, Less Liabilities – (0.64)%		(7,405,739)
Net Assets – 100.00%		$1,149,755,017

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,473	December 15, 2023	$1,145,909,150	$16,151,230

See notes to financial statements.

December 31, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.05% – 3.89% due 1/03/23	$94,000,000	$94,000,000
3.37% – 3.87% due 1/05/23	120,000,000	119,975,767
3.81% – 4.01% due 1/10/23	80,000,000	79,943,727
3.81% due 1/12/23	35,000,000	34,969,615
3.80% – 4.10% due 1/17/23	170,000,000	169,756,793
3.56% – 3.86% due 1/19/23	71,000,000	70,885,769
3.68% – 4.19% due 1/24/23	255,000,000	254,428,687
3.72% – 3.96% due 1/26/23	68,000,000	67,831,414
4.09% due 1/31/23	60,000,000	59,816,134
3.99% – 4.01% due 2/07/23	81,000,000	80,692,100
4.04% due 2/14/23	6,000,000	5,971,795
4.24% due 2/16/23	45,000,000	44,776,219
4.22% due 2/21/23	60,000,000	59,660,552
3.97% due 2/23/23	60,000,000	59,638,909
Total U.S. Treasury bills (Cost: $1,201,949,825)		1,202,347,481

Total Investments – 98.46%		1,202,347,481
Other Assets, Less Liabilities – 1.54%		18,762,376
Net Assets – 100.00%		$1,221,109,857

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
38,848	March 15, 2023	$1,215,724,851	$60,324,698

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2023

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

As of September 30, 2023 and December 31, 2022, the Trust had restricted short-term investments held at the broker of $71,836,027 and $102,037,820, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net asset value per Share, beginning of period	$19.50	$23.05	$21.22	$17.10
Net investment income (loss)(a)	0.23	0.05	0.60	(0.02)
Net realized and unrealized gain (loss)(b)	2.81	(2.51)	0.72	3.51
Net increase (decrease) in net assets from operations	3.04	(2.46)	1.32	3.49
Net asset value per Share, end of period	$22.54	$20.59	$22.54	$20.59

Total return, at net asset value(c)(d)	15.59%	(10.67)%	6.22%	20.41%

Ratio to average net assets:
Net investment income (loss)(e)	4.33%	0.85%	3.92%	(0.09)%
Expenses(e)	0.83%	0.80%	0.83%	0.82%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2023 and the year ended December 31, 2022, the average month-end notional amounts of open Index Futures were $1,087,799,095 and $1,745,238,003, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,383,272

December 31, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$14,408,722	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$133,698,141	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	8,350,484
Three Months Ended September 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$(394,948,409)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	200,395,693
Nine Months Ended September 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$70,797,608	$—
	Net change in unrealized appreciation/depreciation on futures contracts		(44,173,468)
Nine Months Ended September 30, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$446,538,429	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(91,314,739)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
September 30, 2023
Futures contracts(a)	$16,151,230	$—	$—	$16,151,230
U.S. Treasury bills	—	1,157,160,756	—	1,157,160,756
December 31, 2022
Futures contracts(a)	$60,324,698	$—	$—	60,324,698
U.S. Treasury bills	—	1,202,347,481	—	1,202,347,481

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2023

The Trust’s net asset value increased from $992,402,795 at June 30, 2023 to $1,149,755,017 at September 30, 2023. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 50,900,000 Shares at June 30, 2023 to 51,000,000 Shares at September 30, 2023, a consequence of 2,600,000 Shares (52 Baskets) being created and 2,500,000 Shares (50 Baskets) being redeemed during the quarter.

The 15.59% increase in the NAV from $19.50 at June 30, 2023 to $22.54 at September 30, 2023 is directly related to the 14.43% increase in the settlement price for the Index Futures. The NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the quarter ended September 30, 2023 was $154,105,273, resulting from a net realized and unrealized gain of $142,217,631 and a net investment income of $11,887,642. For the quarter ended September 30, 2023, the Trust had a net realized and unrealized gain of $169,006 on short-term investments and a net realized and unrealized gain of $142,048,625 on futures contracts. Other than the Sponsor’s fees of $2,053,996 and brokerage commissions and fees of $223,882, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2023

The Trust’s net asset value decreased from $1,221,109,857 at December 31, 2022 to $1,149,755,017 at September 30, 2023. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 57,550,000 Shares at December 31, 2022 to 51,000,000 Shares at September 30, 2023, a consequence of 4,250,000 Shares (85 Baskets) being created and 10,800,000 Shares (216 Baskets) being redeemed during the period. The Trust’s net asset value benefited from a net increase in net assets resulting from operations.

The 6.22% increase in the Trust’s NAV from $21.22 at December 31, 2022 to $22.54 at September 30, 2023 is directly related to the 3.23% increase in the settlement price for the Index Futures. The Trust’s NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the period was $58,218,986, resulting from a net realized and unrealized gain of $26,580,822 and a net investment income of $31,638,164. For the nine months ended September 30, 2023, the Trust had a net realized and unrealized loss of $43,318 on short-term investments and a net realized and unrealized gain of $26,624,140 on futures contracts. Other than the Sponsor’s fees of $6,055,752 and brokerage commissions and fees of $683,817, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2023 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2023, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2023, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	35,473
Expiration date:	December 2023
Weighted-average price per contract:	$318.48
Notional amount (fair value):	$1,145,909,150

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2023, which was $323.04 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,500,000 Shares (50 Baskets) were redeemed during the quarter ended September 30, 2023.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/23 to 07/31/23	500,000	19.97
08/01/23 to 08/31/23	1,700,000	21.39
09/01/23 to 09/30/23	300,000	22.51
Total	2,500,000	$21.25

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	SublicenseAgreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Services Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 3, 2023

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 3, 2023

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.