Form 10-K
period 2023-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2024-02-20
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the shares held by non-affiliates was approximately $692,064,497. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2024, the Registrant had 44,950,000 Shares outstanding.

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

In return for paying the expenses described above, the Sponsor receives a fee which accrues daily at an annualized rate of up to 0.75% of the net asset value of the Trust, as calculated before deducting fees and expenses based on the value of the Trust’s assets (the “Adjusted Net Asset Value”), is payable by the Trust monthly in arrears, and is subject to adjustment from time to time (the “Sponsor’s Fees”), except that the Sponsor’s Fees may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment of the Trust Agreement with thirty day’s prior notice to registered holders of the Shares.

The Sponsor and the Trustee may amend or terminate the Sponsor’s obligation to pay certain expenses of the Trust pursuant to the Trust Agreement. The Trust is responsible for paying any applicable brokerage commissions and similar transaction fees out of its assets.

The following expenses are paid out of the assets of the Trust:

●	any expenses of the Trust (including the Sponsor’s Fees) that are not assumed by the Sponsor;

●	any taxes and other governmental charges that may fall on the Trust or its property;

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

The following is a summary of the composition of and the methodology used to calculate the S&P GSCI™ as of the date of this report. The methodology for determining the composition and weighting of the S&P GSCI™ and for calculating its value is subject to modification in a manner consistent with the purposes of the S&P GSCI™, as described below. The Index Sponsor makes the official calculations of the value of the S&P GSCI™. At present, this calculation is performed continuously and is reported on Reuters Page SPGSCI and on Bloomberg page SPGSCI <index> and is updated at least once every three minutes during business hours on each day on which the S&P GSCI™ is calculated, referred to as an “S&P GSCI™ Business Day.” The settlement price for the S&P GSCI-ER is reported on Reuters Page SPGSCIP and on Bloomberg page SPGSCIP <index> at the end of each S&P GSCI™ Business Day. If Reuters ceases to publish the value of the S&P GSCI™ or the settlement price of the S&P GSCI-ER, the Index Sponsor has undertaken to use commercially reasonable efforts to ensure that a comparable reporting service publishes the value of the S&P GSCI™ and the settlement price of the S&P GSCI-ER so long as any Shares are outstanding.

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2024, are as follows:

	Dollar Weights
Commodity	January 31, 2024(a)	Ticker(b)	Trading Facility
Brent Crude Oil	21.23%	LCO	ICE - UK
Crude Oil	19.83%	CL	NYM / ICE
Gas Oil	6.05%	LGO	ICE - UK
Gold	4.96%	GC	CMX
Copper	4.83%	MCU	LME
Heating Oil	4.83%	HO	NYM
Corn	4.66%	C	CBT
Live Cattle	4.66%	LC	CME
Unleaded Gas	4.06%	RB	NYM
Aluminum	3.63%	MAL	LME
Soybeans	3.61%	S	CBT
Chicago Wheat	2.76%	W	CBT
Sugar	2.21%	SB	ICE - US
Lean Hogs	2.20%	LH	CME
Natural Gas	2.05%	NG	NYM / ICE
Feeder Cattle	1.96%	FC	CME
Kansas Wheat	1.12%	KW	KBT
Cotton	1.10%	CT	ICE - US
Coffee	1.00%	KC	ICE - US
Nickel	0.81%	MNI	LME
Zinc	0.79%	MZN	LME
Cocoa	0.59%	CC	ICE - US
Lead	0.59%	MPB	LME
Silver	0.45%	SI	CMX

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

Regulatory developments with respect to the futures and over-the-counter (“OTC”) derivatives markets, and in particular, with respect to speculative trading in futures contracts and OTC derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.

Many bills have been introduced in the U.S. Congress targeting excessive speculation in commodities and commodity indices, including by institutional index funds, on regulated futures markets and in the OTC derivatives markets. Many of these legislative proposals have not been enacted but could be in the future.

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

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the COVID-19 pandemic caused increased volatility in the market for the Index Futures and the underlying futures contracts, which led to increased trading spreads in the Index Futures and the underlying futures contracts, a higher than usual number of trading or price limits for certain underlying futures, reduced liquidity in the markets for the underlying futures contracts, and increased premium or discount in the Shares. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A public health emergency could result in an increase of the costs of the Trust and affect liquidity in the market for the Index Futures or the underlying futures contracts, as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of the Shares. In addition, a public health emergency could impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Advisor, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust.

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

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia, have resulted in significant disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors.

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

Currently, the S&P GSCI-ER is composed exclusively of futures contracts traded on designated contract markets (“DCMs”), or regulated futures exchanges. The S&P GSCI-ER may in the future include contracts (such as swaps and forward contracts) traded in the OTC market or on trading facilities that are subject to lesser degrees of regulation or, in some cases, no substantive regulation. As a result, trading in such contracts, and the manner in which prices and volumes are reported by the relevant trading facilities, may not be subject to the same provisions of, and the protections afforded by, the CEA or other applicable statutes and related regulations that govern trading on regulated futures exchanges. In addition, many electronic trading facilities do not have significant trading histories. As a result, the trading of contracts on such facilities and the inclusion of such contracts in the S&P GSCI-ER may be subject to risks not presented by most exchange-traded futures contracts, including risks related to the liquidity and price histories of the relevant contracts.

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

The Trust is subject to the fees and expenses described in this report, which are payable irrespective of profitability. These fees and expenses include an allocation to the Sponsor that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust and is payable by the Trust monthly in arrears. The Sponsor’s Fees may be adjusted by the Sponsor in its discretion from time to time to any amount up to 0.75% of the Adjusted Net Asset Value of the Trust. The Sponsor’s Fees may not be adjusted to above 0.75% of the Adjusted Net Asset Value of the Trust absent an amendment to the Trust Agreement in accordance with its terms, and such an adjustment may only become effective thirty days after the Trustee has notified the registered holders of the amendment.

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

The Trust relies on the information and technology systems of the Trustee, the Sponsor, the Advisor, the Clearing FCM, the Trust Administrator, the Authorized Participants, the listing exchange, and the Trust’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Trust.

The Trust and the Service Providers are susceptible to operational, information security and related cybersecurity risks both directly and through their own service providers. Cyber incidents can result from deliberate attacks or unintentional events. They include, but are not limited to, gaining unauthorized access to systems, corrupting or destroying data, and causing operational disruption. Geopolitical tensions may increase the scale and sophistication of deliberate attacks, particularly those from nation-states or from entities with nation-state backing.

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Trust assets), interference with the Trust’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders, the inability of the Trust or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Trust assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Trust inaccessible, inaccurate or incomplete. The Trust may incur substantial costs in order to resolve or prevent cyber incidents.

The Sponsor, an indirect subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

DCMs may also take steps, such as requiring liquidation of open positions, in the case of disorderly markets, market congestion and other market disruptions. These actions could require the Trust to liquidate all or part of its Index Futures positions or require holders of positions in the futures contracts underlying the S&P GSCI-ER to liquidate their positions. This could affect the level of the Index and the NAV. See also “Risk Factors Relating to Commodities Markets—Regulatory developments with respect to the futures and OTC derivatives markets, and in particular, with respect to speculative trading in futures contracts and OTC derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

The futures markets are subject to comprehensive regulation. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, implementing speculative position limits (including retroactively) or higher margin requirements, establishing daily price limits and suspending trading. The regulation of futures transactions in the United States is subject to modification by government, exchange and judicial action. The effect of any future regulatory change on the Trust could be substantial and adverse. See also “—Exchange position limits and other rules may restrict the creation of Baskets and the operation of the Trust” above and “Risk Factors Relating to Commodities Markets — Regulatory developments with respect to the futures and OTC derivatives markets, and in particular, with respect to speculative trading in futures contracts and OTC derivatives involving commodities and commodity indices, could adversely affect the value of your Shares.”

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

As described elsewhere in this report, in return for paying certain amounts that would otherwise be considered ordinary operating expenses of the Trust, the Sponsor receives an allocation from the Trust that accrues daily at an annualized rate of up to 0.75% of the Adjusted Net Asset Value of the Trust, is payable monthly in arrears, and is subject to adjustment from time to time, except that the Sponsor’s Fees may not be adjusted to above 0.75% of the Adjusted Net Asset Value absent an amendment to the Trust Agreement and thirty days’ prior notice to registered holders of the Shares. The allocation received by the Sponsor from the Trust may be higher than the amount the Trust would negotiate with an unaffiliated third party manager on an arms-length basis.

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

Activities conducted by Goldman Sachs and its affiliates may conflict with your interests as a Shareholder. For example, the Advisor may execute a substantial amount, and potentially all, of the purchases and sales of Index Futures through Goldman Sachs, as the Trust’s Clearing FCM. In addition, it is expected that Goldman Sachs or its accountholders will represent, directly or indirectly, a substantial portion of the short-side market for the Index Futures. Further, Goldman Sachs and its affiliates actively trade futures contracts and options on futures contracts on the commodities that underlie the S&P GSCI™, OTC contracts on these commodities, the underlying commodities included in the S&P GSCI™ and other instruments and derivative products based on the S&P GSCI™ and the S&P GSCI-ER. Any of these activities of Goldman Sachs or its affiliates could adversely affect the level of the S&P GSCI-ER or the Index Futures, directly or indirectly, by affecting the price of the underlying commodities and, therefore, the value of the S&P GSCI‑ER, the Index Futures and the price of the Shares.

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

In addition, the transferee of the Shares or the applicable withholding agent generally would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of the Trust’s liabilities and would therefore generally exceed the amount of cash received by the transferor in the disposition, unless an exception to withholding applies, including if the transferor provides an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. Another exception to this withholding requirement applies if the Trust properly certifies via public notice that it was not engaged in a trade or business within the United States at any time during the Trust’s taxable year through the date designated on the public notice. The Trust intends to post a quarterly notice to the Fund’s website confirming that it has not engaged in a U.S. trade or business. This notice is intended to allow non-U.S. Shareholders to indicate that the amount realized on the transfer of their Shares should not be subject to this withholding tax. If the transferee fails to properly withhold such tax when required to do so, the Trust would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest.

Investors in the Shares are urged to consult their tax advisors regarding these rules and their potential impact.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2023, cybersecurity risks have not materially affected the Trust's objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-lines-of-defense model with cybersecurity operational processes executed by global information security and other teams and dedicated internal audit technology and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, including NIST CSF, FFIEC CAT, FedRAMP, SOC 1/2, ISO 27001/2 and others. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock's board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock's Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

●

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

●

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi‑factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate the incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. Such plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program.  BlackRock also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock's Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2023, cybersecurity risks have not materially affected BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

Technology and cybersecurity risks at BlackRock are also overseen by the TRCC, a dedicated management risk governance committee and sub‑committee of the firmwide ERC. The chair of the TRCC is appointed by the head of Enterprise Risk Management at BlackRock and its members include the CISO as well as a broad range of senior business stakeholders across BlackRock. The TRCC is responsible for oversight of BlackRock’s technology and cybersecurity risk management practices and helps ensure that technology and cybersecurity risks remain within firmwide risk tolerances and technology and cybersecurity risk issues are escalated as appropriate to the ERC and other committees. The TRCC also reviews any relevant technology and cybersecurity risk related issues and helps ensure that they are appropriately escalated, reported, and remediated.

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2023, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

The CISO and members of the TRCC monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management processes described above, including the operation of BlackRock’s incident response plan.

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

Holders

As of December 31, 2023, there were approximately 114 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2023 and 2022. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

6,300,000 Shares (126 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2023.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/23 to 10/31/23	1,850,000	22.17
11/01/23 to 11/30/23	500,000	20.83
12/01/23 to 12/31/23	3,950,000	20.22
Total	6,300,000	$20.83

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2023 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $968,051,679 at December 31, 2023. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 48,200,000 Shares at December 31, 2023.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2023, 2022 and 2021:

Results of Operations

The Year Ended December 31, 2023

The Trust’s net asset value decreased from $1,221,109,857 at December 31, 2022 to $968,051,679 at December 31, 2023. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 57,550,000 Shares at December 31, 2022 to 48,200,000 Shares at December 31, 2023, a consequence of 7,750,000 Shares (155 Baskets) being created and 17,100,000 Shares (342 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 5.37% decrease in the NAV from $21.22 at December 31, 2022 to $20.08 at December 31, 2023 is directly related to the 9.09% decrease in the settlement price for the Index Futures. The NAV decreased less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the year ended December 31, 2023 was $66,541,675, resulting from a net realized and unrealized loss of $110,191,741, offset by net investment income of $43,650,066. For the year ended December 31, 2023, the Trust had a net realized and unrealized gain of $54,461 on short-term investments and a net realized and unrealized loss of $110,246,202 on futures contracts. Other than the Sponsor’s Fees of $8,046,692 and brokerage commissions and fees of $863,130, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2023 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2023, interest income was $52,559,888, while the Sponsor’s Fees totaled $8,046,692. For the year ended December 31, 2022, interest income was $22,306,078, while the Sponsor’s Fees totaled $13,482,545. For the year ended December 31, 2021, interest income was $426,034, while the Sponsor’s Fees totaled $9,465,137. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2023, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2023, the Trust’s open Index Futures long positions were as follows:

Number of contracts	33,910
Expiration date	March 2024
Weighted-average price per contract	$282.09
Notional amount (fair value)	$964,753,064

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2023, which was $284.50 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2023 and 2022.

	Three Months Ended (Unaudited)
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023

Investment Income
Interest	$12,440,489	$11,771,724	$14,165,520	$14,182,155
Total investment income	12,440,489	11,771,724	14,165,520	14,182,155
Expenses
Sponsor’s fees	2,092,414	1,909,342	2,053,996	1,990,940
Brokerage commissions and fees	237,950	221,985	223,882	179,313
Total expenses	2,330,364	2,131,327	2,277,878	2,170,253
Net investment income	10,110,125	9,640,397	11,887,642	12,011,902
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	14,130	9,643	1,562	721
Futures contracts	(603,286)	(62,297,247)	133,698,141	(128,892,964)
Net realized gain (loss)	(589,156)	(62,287,604)	133,699,703	(128,892,243)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(199,403)	(36,694)	167,444	97,058
Futures contracts	(72,663,682)	20,139,730	8,350,484	(7,977,378)
Net change in unrealized appreciation/depreciation	(72,863,085)	20,103,036	8,517,928	(7,880,320)
Net realized and unrealized gain (loss)	(73,452,241)	(42,184,568)	142,217,631	(136,772,563)
Net increase (decrease) in net assets resulting from operations	$(63,342,116)	$(32,544,171)	$154,105,273	$(124,760,661)
Net increase (decrease) in net assets per Share	$(1.14)	$(0.63)	$3.04	$(2.50)

	Three Months Ended (Unaudited)
	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022

Investment Income
Interest	$447,870	$2,968,486	$7,031,116	$11,858,606
Total investment income	447,870	2,968,486	7,031,116	11,858,606
Expenses
Sponsor’s fees	3,459,826	4,090,111	3,199,124	2,733,484
Brokerage commissions and fees	409,606	387,291	215,717	286,996
Total expenses	3,869,432	4,477,402	3,414,841	3,020,480
Net investment income	(3,421,562)	(1,508,916)	3,616,275	8,838,126
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,339	(4,298)	(34,323)	(22,199)
Futures contracts	736,763,238	104,723,600	(394,948,409)	(86,887,348)
Net realized gain (loss)	736,764,577	104,719,302	(394,982,732)	(86,909,547)
Net change in unrealized appreciation/depreciation on:
Short-term investments	31,515	(722,311)	717,056	349,062
Futures contracts	(224,589,428)	(67,121,004)	200,395,693	114,632,516
Net change in unrealized appreciation/depreciation	(224,557,913)	(67,843,315)	201,112,749	114,981,578
Net realized and unrealized gain (loss)	512,206,664	36,875,987	(193,869,983)	28,072,031
Net increase (decrease) in net assets resulting from operations	$508,785,102	$35,367,071	$(190,253,708)	$36,910,157
Net increase (decrease) in net assets per Share	$5.58	$0.39	$(2.51)	$0.55

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2023.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013).

Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer of the Sponsor and Bryan Bowers is the Chief Financial Officer of the Sponsor. The Sponsor is managed by the Board of Directors composed of Shannon Ghia, Bryan Bowers, Philip Jensen, Peter Landini and Kimun Lee.

Shannon Ghia, 47, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on May 19, 2023. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial wellbeing. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 48, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. From September 1, 2014 to the present, Mr. Bowers has served as a Director of BlackRock. Mr. Bowers became a principal of the Sponsor on August 26, 2022. Since October 4, 2021, Mr. Bowers has managed the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers worked in Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Belinda Ng Castaneda, 41, became a principal of the Sponsor on June 20, 2019. Mrs. Castaneda became a principal of BlackRock Institutional Trust Company, N.A. on June 19, 2019 and of BFA on June 20, 2019. Mrs. Castaneda serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions on such entities’ Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of their business continuity planning system. From February 2016 to the present, Mrs. Castaneda has served as a Vice President of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions on the firm’s Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of the firm’s business continuity planning system. From January 2012 to February 2016, Mrs. Castaneda served as an Associate of BlackRock Inc. as a Business Continuity Program Manager. From February 2009 to January 2012, Mrs. Castaneda served as an Analyst of BlackRock, Inc. performing operational support to the firm’s Business Continuity Management team. Prior to joining BlackRock, Inc., Mrs. Castaneda served in a data analyst function at H5, Inc. a data analytics technology firm, from July 2006 to February 2009. Prior to that, Mrs. Castaneda was an office automation assistant at the U.S. Department of Health and Human Services, where she focused on the Employee Human Resource and Payroll System (i.e., PeopleSoft software) from July 2002 to July 2006. Mrs. Castaneda earned a Bachelor of Science in Business Administration from San Jose State University, in 2005.

Ann Frechette, CPA, 55, became a principal of the Sponsor on April 13, 2020. Ms. Frechette became a principal of BlackRock Advisors, LLC on April 9, 2020 and of BFA, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Financial Management, Inc. on April 13, 2020. Ms. Frechette serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions as head of a Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by such entities. From May 2016 to the present, Ms. Frechette has served as a Managing Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions as head of the Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by affiliates of BlackRock, Inc. From April 2013 to May 2016 Ms. Frechette served as the Managing Director of BlackRock, Inc. responsible for performing supervisory and managerial functions for the U.S. Registered Active Funds Financial Reporting team that prepares financial statements. From April 2006 to April 2012, Ms. Frechette served as the Global Director of Internal Audit at Citco Fund Services, a provider of banking, cash management, fund administration, and trust services, where her responsibilities included managing that firm’s audit team’s risk-based audits and SOC 1 project. From October 2002 to April 2006, Ms. Frechette served as a Senior Vice President at PNC Global Investment Servicing, a provider of processing, technology and business intelligence services to asset managers, broker/dealers and financial advisors, where she worked both in internal audit and the finance area within the transfer agency. From September 1991 to October 2002, Ms. Frechette served as a Senior Manager in the audit division of Ernst & Young’s financial services industry practice. Ms. Frechette graduated with honors from Drexel University with a Bachelor of Science in accounting in 1991 and was initially licensed as a certified public accountant in 1993.

Philip Jensen, 65, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Timothy Kane, 43, became a principal of the Sponsor on June 28, 2019. Mr. Kane became a principal of BlackRock Financial Management, Inc. on June 27, 2019 and of BlackRock Advisors, LLC, BFA and BlackRock Institutional Trust Company, N.A. on June 28, 2019. Mr. Kane serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions in his capacity as Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. From February 2014 to the present, Mr. Kane has served as a Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions in his capacity as the Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. Prior to joining BlackRock, Inc., Mr. Kane served as the Deputy Global Head of Crisis Management supporting the Business Continuity function at Deutsche Bank, multinational investment bank and financial services firm, from January 2009 to January 2014. Prior to that, Mr. Kane was the Director of Information Technology at the New York City Office of Emergency Management where he focused on the agency’s technology needs from December 2006 to December 2008. Mr. Kane earned a Bachelor of Science in Geographic Information Science from Salisbury University in 2002.

Peter Landini, 72, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Kimun Lee, 77, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. Mr. Lee is a California-registered investment adviser and has conducted his consulting business under the name Resources Consolidated since January 1980. Since September 2010, Mr. Lee has served as a member of the board of directors of Firsthand Technology Value Fund, Inc., a mutual fund company. Since April 2013, Mr. Lee has served as a member of the board of trustees of Firsthand Funds, a mutual fund company. Since April 2014, Mr. Lee has served as a member of the board of trustees of FundX Investment Trust, a mutual fund company. Until January 2005, Mr. Lee also served as a member of the board of directors of Fremont Mutual Funds, Inc., a mutual fund company. Mr. Lee received his Bachelor of Arts from the University of the Pacific and an MBA from University of Nevada, Reno. He also completed the executive education program on corporate governance at Stanford Graduate School of Business.

Charles Park, 56, became a principal of the Advisor in December 2012 and has served as Chief Compliance Officer for the Advisor since August 2006. Mr. Park became a principal of BlackRock Advisors, LLC, a commodity pool operator and commodity trading advisor registered with the CFTC, in June 2014 and has served as its Chief Compliance Officer since June 2014. Mr. Park became a principal of BlackRock Financial Management, Inc., an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Financial Management, Inc. since September 2016 and performs supervisory and managerial functions. He became a principal of BlackRock Investment Management, LLC, an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Investment Management, LLC since September 2016 and performs supervisory and managerial functions. Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, from December 2012 to February 2014, performing supervisory and managerial functions. Mr. Park joined BlackRock Institutional Trust Company, N.A., a commodity pool operator and commodity trading advisor registered with the CFTC, in August 2006, and performs supervisory and managerial functions. Mr. Park has also served as the Chief Compliance Officer of the iShares business since August 2006 and of BlackRock SEC-registered funds since June 2014. Mr. Park was a principal of the Sponsor from December 2012 to April 2015 and since August 4, 2016, performing supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., in August 2006, Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., an exempt commodity pool operator and an exempt commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Greg Savage, 52, became a principal and associated person of the Sponsor in July 2012 and performs supervisory and managerial functions. Since March 2009, Mr. Savage was a principal and associated person, performing supervisory and managerial functions, of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014. Mr. Savage has served as a Senior Portfolio Manager and Team Leader for BlackRock Fund Advisors, an investment advisor registered with the SEC and a commodity trading advisor registered with the CFTC, since September 2007 and became a principal and associated person of that entity in March 2009. Mr. Savage also served as a Portfolio Manager for BFA from March 2001 to September 2007. Mr. Savage served as a Transition Services Manager for BlackRock Institutional Trust Company, N.A., a national banking association and commodity trading advisor registered with the CFTC, from June 1999 to March 2001 and became an associated person of that entity in June 2007. Mr. Savage received his Bachelor of Science in accounting from the University of Colorado at Boulder and is a CFA charterholder. He has the FINRA Series 7, 63 and 3 licenses.

Philip Vasan, 63, became a principal of the Sponsor and the Advisor on August 24, 2022 and performs supervisory and managerial functions. Mr. Vasan has been a principal of BlackRock International Limited, performing supervisory and managerial functions, since August 24, 2022, an NFA associate member and an associated person since April 5, 2023, and a swap associated person since April 6, 2023. Since August 24, 2022, he has been a principal of each of BlackRock Advisors LLC, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management LLC, performing supervisory and managerial functions for each entity. With respect to BlackRock Financial Management Inc., Mr. Vasan has been a principal, performing supervisory and managerial functions, since August 24, 2022 and an NFA associate member, an associated person and a swap associated person since October 11, 2016. Mr. Vasan is a Managing Director of BlackRock, Inc. Since February 2023, Mr. Vasan has served as the Co-Head of Fundamental Equities, and since August 2020, Mr. Vasan has also served as the Deputy Head of BlackRock, Inc.'s portfolio management group. Mr. Vasan previously was the Head of Global Lending, Liquidity and Financing from July 2019 to February 2023 and the Head of Investments and Portfolio Solutions for BlackRock, Inc.'s U.S. wealth advisory business from September 2016 to July 2019. He received a Bachelor of Arts from Oberlin College and a Ph.D. in Economics from Harvard University.

Paul Whitehead, 53, became a principal, an NFA associate member and an associated person of the Sponsor on August 23, 2022 and performs supervisory and managerial functions. Mr. Whitehead became a principal of the Advisor, performing supervisory and managerial functions, on August 23, 2022 and has been an associated person since February 22, 2001 and an NFA associate member since January 26, 2001. Mr. Whitehead has been a principal of BlackRock Institutional Trust Company, N.A., performing supervisory and managerial functions, since August 23, 2022, a swap associated person since December 14, 2012, and an associated person and an NFA associate member since September 22, 2003. Mr. Whitehead is a Managing Director of BlackRock, Inc. Since January 2022, Mr. Whitehead has served as the Co-Head of Index Equity with responsibility for Global Portfolio Engineering, Index Asset Allocation, Investment Process and Platform, and Transition Management within BlackRock, Inc.'s ETF and Index Investments group (“EII”). Mr. Whitehead previously was the Global Head of Equity Trading for EII from July 2015 to January 2022. Mr. Whitehead earned his Bachelor of Science in economics from the University of Colorado at Boulder in 1993.

BlackRock Asset Management International Inc. became a principal of the Sponsor in June 2009.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fees. For the year ended December 31, 2023, the Trust incurred Sponsor’s Fees of $8,046,692.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2022.

	2023	2022
Audit fees	$64,800	$61,800
Audit-related fees(a)	263	250
Tax fees(b)	422,040	364,050
All other fees	—	—
Total	$487,103	$426,100

(a)	Amount represents fees billed for review of the regulatory filings.
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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.3 of registrant's Annual Report on Form 10-K on March 1, 2021

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-3/A (No. 333‑254992) on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1*	Executive Officer Incentive-Based Compensation Clawback Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares S&P GSCI Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares S&P GSCI Commodity-Indexed Trust (the “Trust”) as of December 31, 2023 and 2022, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

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

February 16, 2024

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2023 and 2022

	December 31,
	2023	2022
Assets
Cash	$2,435,084	$5,181,064
Short-term investments(a)	903,814,706	1,100,309,661
Short-term investments held at broker (restricted)(b)	68,298,743	102,037,820
Receivable for variation margin on open futures contracts (Note 9)	—	14,408,722
Total Assets	974,548,533	1,221,937,267

Liabilities
Sponsor’s fees payable	623,642	827,410
Payable for variation margin on open futures contracts (Note 9)	5,873,212	—
Total Liabilities	6,496,854	827,410

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$968,051,679	$1,221,109,857

Shares issued and outstanding(c)	48,200,000	57,550,000
Net asset value per Share (Note 2G)	$20.08	$21.22

(a)	Cost of short-term investments: $903,420,311 and $1,099,953,044, respectively.
(b)	Cost of short-term investments held at broker (restricted): $68,267,078 and $101,996,781, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
Investment Income
Interest	$52,559,888	$22,306,078	$426,034
Total investment income	52,559,888	22,306,078	426,034
Expenses
Sponsor’s fees	8,046,692	13,482,545	9,465,137
Brokerage commissions and fees	863,130	1,299,610	1,346,112
Total expenses	8,909,822	14,782,155	10,811,249
Net investment income (loss)	43,650,066	7,523,923	(10,385,215)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	26,056	(59,481)	1,072
Futures contracts	(58,095,356)	359,651,081	381,834,976
Net realized gain (loss)	(58,069,300)	359,591,600	381,836,048
Net change in unrealized appreciation/depreciation on:
Short-term investments	28,405	375,322	3,775
Futures contracts	(52,150,846)	23,317,777	(5,445,651)
Net change in unrealized appreciation/depreciation	(52,122,441)	23,693,099	(5,441,876)
Net realized and unrealized gain (loss)	(110,191,741)	383,284,699	376,394,172

Net increase (decrease) in net assets resulting from operations	$(66,541,675)	$390,808,622	$366,008,957

Net increase (decrease) in net assets per Share(a)	$(1.28)	$4.82	$4.51

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
Net Assets, Beginning of Year	$1,221,109,857	$1,431,810,115	$827,346,620

Operations:
Net investment income (loss)	43,650,066	7,523,923	(10,385,215)
Net realized gain (loss)	(58,069,300)	359,591,600	381,836,048
Net change in unrealized appreciation/depreciation	(52,122,441)	23,693,099	(5,441,876)
Net increase (decrease) in net assets resulting from operations	(66,541,675)	390,808,622	366,008,957

Capital Share Transactions:
Contributions for Shares issued	163,996,005	477,233,516	522,133,469
Distributions for Shares redeemed	(350,512,508)	(1,078,742,396)	(283,678,931)
Net increase (decrease) in net assets from capital share transactions	(186,516,503)	(601,508,880)	238,454,538

Increase (decrease) in net assets	(253,058,178)	(210,700,258)	604,463,495

Net Assets, End of Year	$968,051,679	$1,221,109,857	$1,431,810,115

Shares issued and redeemed
Shares issued	7,750,000	22,900,000	34,750,000
Shares redeemed	(17,100,000)	(49,100,000)	(18,250,000)
Net increase (decrease) in Shares issued and outstanding	(9,350,000)	(26,200,000)	16,500,000

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

	Years Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(66,541,675)	$390,808,622	$366,008,957
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(8,410,865,134)	(12,149,834,676)	(8,969,201,919)
Sales/maturities of short-term investments	8,693,574,437	12,468,482,968	8,286,216,364
Accretion of discount	(52,420,810)	(22,295,389)	(426,034)
Net realized (gain) loss on short-term investments	(26,056)	59,481	(1,072)
Net change in unrealized appreciation/depreciation on short-term investments	(28,405)	(375,322)	(3,775)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	14,408,722	(14,408,722)	3,335,487
Payable for variation margin on open futures contracts	5,873,212	(17,314,591)	17,314,591
Payable for investment securities purchased	—	(89,994,437)	89,994,437
Sponsor’s fees payable	(203,768)	(63,564)	383,766
Brokerage commissions and fees payable	—	—	—
Net cash provided by (used in) operating activities	183,770,523	565,064,370	(206,379,198)

Cash Flows from Financing Activities
Contributions for Shares issued	163,996,005	477,233,516	522,133,469
Distributions for Shares redeemed	(350,512,508)	(1,078,742,396)	(294,751,228)
Net cash provided by (used in) financing activities	(186,516,503)	(601,508,880)	227,382,241
Net increase (decrease) in cash and cash equivalents	(2,745,980)	(36,444,510)	21,003,043

Cash
Beginning of year
Unrestricted – cash	5,181,064	41,625,574	20,622,531

End of year
Unrestricted – cash	$2,435,084	$5,181,064	$41,625,574

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2023 and 2022

December 31, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
5.33% – 5.39% due 1/02/24	$99,000,000	$99,000,000
5.47% – 5.49% due 1/04/24	65,000,000	64,981,111
5.39% – 5.41% due 1/09/24	83,000,000	82,915,365
5.38% – 5.50% due 1/11/24	92,000,000	91,879,784
5.39% – 5.47% due 1/16/24	62,000,000	61,873,236
5.46% due 1/18/24	50,000,000	49,882,636
5.34% – 5.46% due 1/25/24	66,000,000	65,777,666
5.42% – 5.45% due 2/01/24	73,000,000	72,679,210
5.39% due 2/06/24	20,000,000	19,897,343
5.35% due 2/08/24	50,000,000	49,729,212
5.40% due 2/13/24	45,000,000	44,722,879
5.41% due 2/15/24	62,000,000	61,602,848
5.38% – 5.39% due 2/20/24	16,000,000	15,885,256
5.34% due 2/22/24	51,000,000	50,620,877
5.40% due 2/27/24	42,000,000	41,654,885
5.35% due 3/07/24	50,000,000	49,529,991
5.37% due 3/14/24	50,000,000	49,481,150
Total U.S. Treasury bills (Cost: $971,687,389)		972,113,449

Total Investments – 100.42%		972,113,449
Other Assets, Less Liabilities – (0.42)%		(4,061,770)
Net Assets – 100.00%		$968,051,679

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
33,910	March 15, 2024	$964,753,064	8,173,852

December 31, 2022

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.05% – 3.89% due 1/03/23	$94,000,000	$94,000,000
3.37% – 3.87% due 1/05/23	120,000,000	119,975,767
3.81% – 4.01% due 1/10/23	80,000,000	79,943,727
3.81% due 1/12/23	35,000,000	34,969,615
3.80% – 4.10% due 1/17/23	170,000,000	169,756,793
3.56% – 3.86% due 1/19/23	71,000,000	70,885,769
3.68% – 4.19% due 1/24/23	255,000,000	254,428,687
3.72% – 3.96% due 1/26/23	68,000,000	67,831,414
4.09% due 1/31/23	60,000,000	59,816,134
3.99% – 4.01% due 2/07/23	81,000,000	80,692,100
4.04% due 2/14/23	6,000,000	5,971,795
4.24% due 2/16/23	45,000,000	44,776,219
4.22% due 2/21/23	60,000,000	59,660,552
3.97% due 2/23/23	60,000,000	59,638,909
Total U.S. Treasury bills (Cost: $1,201,949,825)		1,202,347,481

Total Investments – 98.46%		1,202,347,481
Other Assets, Less Liabilities – 1.54%		18,762,376
Net Assets – 100.00%		$1,221,109,857

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2022, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
38,848	March 15, 2023	$1,215,724,851	60,324,698

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2023

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

As of December 31, 2023 and December 31, 2022, the Trust had restricted short-term investments held at the broker of $68,298,743 and $102,037,820, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2023, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2023, 2022 and 2021.

	December 31,
	2023	2022	2021
Net asset value per Share, beginning of year	$21.22	$17.10	$12.30

Net investment income (loss)(a)	0.84	0.09	(0.13)
Net realized and unrealized gain (loss)(b)	(1.98)	4.03	4.93
Net increase (decrease) in net assets from operations	(1.14)	4.12	4.80
Net asset value per Share, end of year	$20.08	$21.22	$17.10

Total return, at net asset value(c)	(5.37)%	24.09%	39.02%

Ratio to average net assets:
Net investment income (loss)	4.07%	0.42%	(0.82)%
Expenses	0.83%	0.82%	0.86%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2023 and the year ended December 31, 2022, the average month-end notional amounts of open Index Futures were $1,076,086,188 and $1,745,238,033, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,873,212

December 31, 2022
Commodity contracts	Receivable for variation margin on open futures contracts	$14,408,722	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2023, 2022 and 2021:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(58,095,356)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(52,150,846)

December 31, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$359,651,081	$—
	Net change in unrealized appreciation/depreciation on futures contracts	$—	$23,317,777

December 31, 2021
Commodity contracts	Net realized gain (loss) from futures contracts	$381,834,976	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(5,445,651)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2023 and December 31, 2022:

	Level 1	Level 2	Level 3	Total
December 31, 2023
Futures contracts(a)	$8,173,852	$—	$—	$8,173,852
U.S. Treasury bills	—	972,113,449	—	972,113,449

December 31, 2022
Futures contracts(a)	$60,324,698	$—	$—	$60,324,698
U.S. Treasury bills	—	1,202,347,481	—	1,202,347,481

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 16, 2024

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 16, 2024

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 16, 2024

/s/ Peter Landini

Peter Landini

Director

Date:	February 16, 2024

/s/ Kimun Lee

Kimun Lee

Director

Date:	February 16, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.