Form 10-Q
period 2024-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2024-05-08
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

As of April 30, 2024, the Registrant had 49,450,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash	$2,985,274	$2,435,084
Short-term investments, at fair value(a)	979,917,620	903,814,706
Short-term investments held at the broker (restricted), at fair value(b)	37,024,934	68,298,743
Receivable for variation margin on open futures contracts (Note 9)	15,193,076	—
Total Assets	1,035,120,904	974,548,533

Liabilities
Sponsor’s fees payable	631,014	623,642
Payable for variation margin on open futures contracts (Note 9)	—	5,873,212
Total Liabilities	631,014	6,496,854

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,034,489,890	$968,051,679

Shares issued and outstanding(c)	46,800,000	48,200,000
Net asset value per Share (Note 2G)	$22.10	$20.08

(a)	Cost of short-term investments: $979,915,066 and $903,420,311, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $37,025,882 and $68,267,078, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended
	March 31,
	2024	2023
Investment Income
Interest	$13,015,780	$12,440,489
Total investment income	13,015,780	12,440,489

Expenses
Sponsor’s fees	1,785,101	2,092,414
Brokerage commissions and fees	233,599	237,950
Total expenses	2,018,700	2,330,364
Net Investment income	10,997,080	10,110,125

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	215	14,130
Futures contracts	57,205,070	(603,286)
Net realized gain (loss)	57,205,285	(589,156)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(424,455)	(199,403)
Futures contracts	24,561,846	(72,663,682)
Net change in unrealized appreciation/depreciation	24,137,391	(72,863,085)
Net realized and unrealized gain (loss)	81,342,676	(73,452,241)

Net increase (decrease) in net assets resulting from operations	$92,339,756	$(63,342,116)

Net increase (decrease) in net assets per Share(a)	$2.03	$(1.14)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024

Three Months Ended
March 31, 2024
Net Assets at December 31, 2023	$968,051,679

Operations
Net investment income	10,997,080
Net realized gain	57,205,285
Net change in unrealized appreciation/depreciation	24,137,391
Net increase in net assets resulting from operations	92,339,756

Capital Share Transactions
Contributions for Shares issued	65,101,349
Distributions for Shares redeemed	(91,002,894)
Net decrease in net assets from capital share transactions	(25,901,545)

Increase in net assets	66,438,211

Net Assets at March 31, 2024	$1,034,489,890

Shares issued and redeemed
Shares issued	3,050,000
Shares redeemed	(4,450,000)
Net decrease in Shares issued and outstanding	(1,400,000)

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

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$92,339,756	$(63,342,116)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,324,233,999)	(2,269,958,766)
Sales/maturities of short-term investments	1,291,972,580	2,417,775,004
Accretion of discount	(12,991,926)	(12,389,856)
Net realized loss on short-term investments	(215)	(14,130)
Net change in unrealized appreciation/depreciation on short-term investments	424,455	199,403
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(15,193,076)	555,132
Payable for variation margin on open futures contracts	(5,873,212)	—
Sponsor’s fees payable	7,372	(141,412)
Net cash provided by (used in) operating activities	26,451,735	72,683,259

Cash Flows from Financing Activities
Contributions for Shares issued	65,101,349	19,639,766
Distributions for Shares redeemed	(91,002,894)	(97,277,660)
Net cash provided by (used in) financing activities	(25,901,545)	(77,637,894)
Net increase (decrease) in cash	550,190	(4,954,635)

Cash
Beginning of period
Unrestricted – cash	2,435,084	5,181,064

End of period
Unrestricted – cash	$2,985,274	$226,429

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2024 and December 31, 2023

March 31, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
5.36% - 5.40% due 4/02/24	$23,000,000	$22,996,665
5.39% - 5.40% due 4/04/24	44,000,000	43,980,965
5.41% due 4/09/24	50,000,000	49,941,761
5.39% - 5.40% due 4/11/24	69,000,000	68,899,585
5.34% - 5.40% due 4/16/24	71,000,000	70,844,111
5.37% - 5.38% due 4/18/24	52,000,000	51,870,745
5.36% - 5.42% due 4/23/24	55,000,000	54,822,869
5.36% due 4/25/24	72,000,000	71,747,670
5.36% due 5/02/24	45,000,000	44,795,419
5.38% due 5/09/24	55,000,000	54,694,105
5.22% due 5/16/24	51,000,000	50,666,659
5.38% due 5/21/24	35,000,000	34,744,063
5.40% due 5/23/24	49,000,000	48,628,487
5.37% due 6/04/24	76,000,000	75,302,084
5.39% due 6/06/24	62,000,000	61,406,944
5.36% due 6/11/24	24,000,000	23,754,163
5.40% due 6/13/24	64,000,000	63,323,144
5.37% due 6/18/24	60,000,000	59,325,820
5.38% - 5.39% due 6/20/24	29,000,000	28,663,826
5.37% - 5.39% due 6/27/24	37,000,000	36,533,469
Total U.S. Treasury bills (Cost: $1,016,940,948)		1,016,942,554

Total Investments – 98.30%		1,016,942,554
Other Assets, Less Liabilities – 1.70%		17,547,336
Net Assets – 100.00%		$1,034,489,890

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
33,309	June 17, 2024	$1,032,162,638	$32,735,698

See notes to financial statements.

December 31, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
5.33% – 5.39% due 1/02/24	$99,000,000	$99,000,000
5.47% – 5.49% due 1/04/24	65,000,000	64,981,111
5.39% – 5.41% due 1/09/24	83,000,000	82,915,365
5.38% – 5.50% due 1/11/24	92,000,000	91,879,784
5.39% – 5.47% due 1/16/24	62,000,000	61,873,236
5.46% due 1/18/24	50,000,000	49,882,636
5.34% – 5.46% due 1/25/24	66,000,000	65,777,666
5.42% – 5.45% due 2/01/24	73,000,000	72,679,210
5.39% due 2/06/24	20,000,000	19,897,343
5.35% due 2/08/24	50,000,000	49,729,212
5.40% due 2/13/24	45,000,000	44,722,879
5.41% due 2/15/24	62,000,000	61,602,848
5.38% – 5.39% due 2/20/24	16,000,000	15,885,256
5.34% due 2/22/24	51,000,000	50,620,877
5.40% due 2/27/24	42,000,000	41,654,885
5.35% due 3/07/24	50,000,000	49,529,991
5.37% due 3/14/24	50,000,000	49,481,150
Total U.S. Treasury bills (Cost: $971,687,389)		972,113,449

Total Investments – 100.42%		972,113,449
Other Assets, Less Liabilities – (0.42)%		(4,061,770)
Net Assets – 100.00%		$968,051,679

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
33,910	March 15, 2024	$964,753,064	$8,173,852

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2024

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 20, 2024.

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

As of March 31, 2024 and December 31, 2023, the Trust had restricted short-term investments held at the broker of $37,024,934 and $68,298,743, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net asset value per Share, beginning of period	$20.08	$21.22
Net investment income(a)	0.24	0.18
Net realized and unrealized gain (loss)(b)	1.78	(1.29)
Net increase (decrease) in net assets from operations	2.02	(1.11)
Net asset value per Share, end of period	$22.10	$20.11

Total return, at net asset value (c)(d)	10.06%	(5.23)%

Ratio to average net assets:
Net investment income(e)	4.62%	3.63%
Expenses(e)	0.85%	0.84%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2024 and the year ended December 31, 2023, the average month-end notional amounts of open Index Futures were $966,881,907 and $1,076,086,188, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$15,193,076	Payable for variation margin on open futures contracts	$—

December 31, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$–	Payable for variation margin on open futures contracts	$5,873,212

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2024 and 2023:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$57,205,070	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	24,561,846

Three Months Ended March 31, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(603,286)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(72,663,682)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
March 31, 2024
Futures contracts(a)	$32,735,698	$—	$—	$32,735,698
U.S. Treasury bills	—	1,016,942,554	—	1,016,942,554

December 31, 2023
Futures contracts(a)	$8,173,852	$—	$—	8,173,852
U.S. Treasury bills	—	972,113,449	—	972,113,449

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value increased from $968,051,679 at December 31, 2023 to $1,034,489,890 at March 31, 2024. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 48,200,000 Shares at December 31, 2023 to 46,800,000 Shares at March 31, 2024, a consequence of 3,050,000 Shares (61 Baskets) being created and 4,450,000 Shares (89 Baskets) being redeemed during the quarter.

The 10.06% increase in the Trust’s NAV from $20.08 at December 31, 2023 to $22.10 at March 31, 2024 is directly related to the 8.92% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly less than the settlement price for the Index Futures on a percentage basis due to the Sponsor’s fees and brokerage commissions.

The net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $92,339,756, resulting from a net realized and unrealized gain of $81,342,676 and a net investment income of $10,997,080. For the quarter ended March 31, 2024, the Trust had a net realized and unrealized loss of $424,240 on short-term investments and a net realized and unrealized gain of $81,766,916 on futures contracts. Other than the Sponsor’s fees of $1,785,101 and brokerage commissions and fees of $233,599, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2024 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2024, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2024, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	33,309
Expiration date:	June 2024
Weighted-average price per contract:	$300.05
Notional amount (fair value):	$1,032,162,638

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2024, which was $309.88 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 20, 2024:

The market values of the investments by the Trust may be negatively impacted by changes in interest rates, and, as a result, the value or liquidity of the cash equivalents and marketable securities of the Trust could decline, which could adversely affect the performance of the Trust.

The Trust will hold cash or cash equivalents such as U.S. Treasury securities and thus is subject to interest rate risk, which refers to fluctuations in the value of a fixed-income security or other instrument due to changes in the general level of interest rates. An increase in interest rates generally will cause the value of fixed-income securities to decline. Securities with longer maturities generally are more sensitive to interest rate changes and subject to greater fluctuations in value. Changes in interest rates may have unpredictable effects on fixed-income markets and result in heightened market volatility and lower liquidity for certain instruments, all of which may adversely affect the Trust's performance. Interest rate changes can be sudden and unpredictable and are influenced by a number of factors, including government policy, monetary policy, inflation expectations, perceptions of risk, and supply and demand for fixed-income securities.

A failure of Goldman Sachs & Co. LLC, the clearing futures commission merchant (the “Clearing FCM”) to segregate assets or a default of the Clearing FCM, its customers or other market participants may cause losses for the Trust.

The Commodity Exchange Act requires clearing futures commission merchants (“FCMs”) to segregate all funds received from customers from such clearing FCM’s proprietary assets. If the Clearing FCM fails to segregate customer assets as required, the assets of the Trust might not be fully protected in the event of the Clearing FCM’s distress, impairment or bankruptcy. Furthermore, in the event of the Clearing FCM’s distress, impairment or bankruptcy, the Trust could be delayed in recovering its assets. The Trust also could be limited to recovering its pro rata share of all available customer funds held by the Clearing FCM, or the Trust may not recover any assets at all, even though certain property specifically traceable to the Trust was held by the Clearing FCM.

In addition, the Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from an FCM on behalf of the FCM’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the FCM’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with futures or options contracts may be held in a commingled omnibus account, which may not identify the names of the FCM’s individual customers. With respect to futures and options contracts, a clearing organization may use the assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy the payment obligations of a defaulting customer of the FCM to the clearing organization. In the event of a default of another client of the Clearing FCM or the Clearing FCM’s failure to extend its own funds in connection with any such default, the Trust may not be able to recover the full amount of assets deposited by the Clearing FCM with the clearing organization on the Trust’s behalf. In the event of a bankruptcy or insolvency of any exchange or clearing house, the Trust could experience a loss of the funds deposited through the Clearing FCM as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	4,450,000 Shares (89 Baskets) were redeemed during the quarter ended March 31, 2024.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/24 to 01/31/24	3,300,000	20.26
02/01/24 to 02/29/24	1,150,000	21.05
03/01/24 to 03/31/24	—	—
Total	4,450,000	$20.45

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4	Master Services Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1 *	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2 *	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1 *	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2 *	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 8, 2024

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 8, 2024

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.