Form 10-Q
period 2024-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2024-08-08
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 31, 2024, the Registrant had 47,450,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Cash	$2,166,626	$2,435,084
Short-term investments, at fair value (a)	1,061,222,849	903,814,706
Short-term investments held at the broker (restricted), at fair value (b)	39,781,919	68,298,743
Total Assets	1,103,171,394	974,548,533

Liabilities
Sponsor’s fees payable	672,251	623,642
Payable for variation margin on open futures contracts (Note 9)	3,979,438	5,873,212
Total Liabilities	4,651,689	6,496,854

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,098,519,705	$968,051,679

Shares issued and outstanding (c)	49,500,000	48,200,000
Net asset value per Share (Note 2G)	$22.19	$20.08

(a)	Cost of short-term investments: $1,060,908,521 and $903,420,311, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $39,769,900 and $68,267,078, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
Investment Income
Interest	$14,145,807	$11,771,724	$27,161,587	$24,212,213
Total investment income	14,145,807	11,771,724	27,161,587	24,212,213

Expenses
Sponsor’s fees	2,026,058	1,909,342	3,811,159	4,001,756
Brokerage commissions and fees	188,202	221,985	421,801	459,935
Total expenses	2,214,260	2,131,327	4,232,960	4,461,691
Net Investment income	11,931,547	9,640,397	22,928,627	19,750,522

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(11)	9,643	204	23,773
Futures contracts	(720,717)	(62,297,247)	56,484,353	(62,900,533)
Net realized gain (loss)	(720,728)	(62,287,604)	56,484,557	(62,876,760)
Net change in unrealized appreciation/depreciation on:
Short-term investments	324,741	(36,694)	(99,714)	(236,097)
Futures contracts	(7,036,546)	20,139,730	17,525,300	(52,523,952)
Net change in unrealized appreciation/depreciation	(6,711,805)	20,103,036	17,425,586	(52,760,049)
Net realized and unrealized gain (loss)	(7,432,533)	(42,184,568)	73,910,143	(115,636,809)

Net increase (decrease) in net assets resulting from operations	$4,499,014	$(32,544,171)	$96,838,770	$(95,886,287)

Net increase (decrease) in net assets per Share(a)	$0.09	$(0.63)	$2.05	$(1.79)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024

Six Months Ended June 30, 2024
Net Assets at December 31, 2023	$968,051,679

Operations
Net investment income	10,997,080
Net realized gain	57,205,285
Net change in unrealized appreciation/depreciation	24,137,391
Net increase in net assets resulting from operations	92,339,756

Capital Share Transactions
Contributions for Shares issued	65,101,349
Distributions for Shares redeemed	(91,002,894)
Net decrease in net assets from capital share transactions	(25,901,545)

Increase in net assets	66,438,211

Net Assets at March 31, 2024	$1,034,489,890

Operations
Net investment income	11,931,547
Net realized loss	(720,728)
Net change in unrealized appreciation/depreciation	(6,711,805)
Net increase in net assets resulting from operations	4,499,014

Capital Share Transactions
Contributions for Shares issued	103,705,927
Distributions for Shares redeemed	(44,175,126)
Net increase in net assets from capital share transactions	59,530,801

Increase in net assets	64,029,815

Net Assets at June 30, 2024	$1,098,519,705

Shares issued and redeemed
Shares issued	7,750,000
Shares redeemed	(6,450,000)
Net increase in Shares issued and outstanding	1,300,000

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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$96,838,770	$(95,886,287)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,724,069,646)	(4,288,681,752)
Sales/maturities of short-term investments	2,622,172,455	4,534,348,098
Accretion of discount	(27,093,638)	(24,139,800)
Net realized loss on short-term investments	(204)	(23,773)
Net change in unrealized appreciation/depreciation on short-term investments	99,714	236,097
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	—	5,407,180
Payable for variation margin on open futures contracts	(1,893,774)	—
Sponsor’s fees payable	48,609	(216,863)
Net cash provided by (used in) operating activities	(33,897,714)	131,042,900

Cash Flows from Financing Activities
Contributions for Shares issued	168,807,276	33,248,890
Distributions for Shares redeemed	(135,178,020)	(166,069,665)
Net cash provided by (used in) financing activities	33,629,256	(132,820,775)
Net increase (decrease) in cash	(268,458)	(1,777,875)

Cash
Beginning of period
Unrestricted – cash	2,435,084	5,181,064

End of period
Unrestricted – cash	$2,166,626	$3,403,189

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited) At June 30, 2024 and December 31, 2023

June 30, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills (a)(b):
5.34% due 7/02/24	$36,000,000	$35,994,729
5.35% due 7/05/24	54,000,000	53,968,360
5.32% - 5.38% due 7/09/24	69,750,000	69,669,051
5.37% - 5.39% due 7/11/24	26,000,000	25,962,071
5.36% due 7/16/24	68,000,000	67,851,109
5.40% - 5.41% due 7/18/24	60,000,000	59,850,967
5.39% due 7/23/24	8,000,000	7,974,333
5.37% - 5.39% due 7/30/24	50,000,000	49,788,541
5.34% - 5.41% due 8/01/24	9,000,000	8,959,297
5.40% due 8/06/24	64,000,000	63,665,624
5.41% due 8/08/24	51,000,000	50,717,779
5.37% - 5.38% due 8/13/24	127,000,000	126,204,868
5.40% due 8/15/24	54,000,000	53,646,207
5.37% due 8/20/24	50,000,000	49,635,590
5.41% due 8/22/24	38,000,000	37,713,116
5.37% due 8/27/24	4,000,000	3,966,782
5.38% due 8/29/24	23,000,000	22,801,916
5.35% due 9/03/24	46,000,000	45,571,403
5.40% due 9/05/24	60,000,000	59,425,896
5.37% due 9/10/24	39,000,000	38,597,303
5.39% due 9/12/24	78,000,000	77,171,542
5.38% due 9/19/24	40,000,000	39,536,556
5.35% due 9/24/24	3,000,000	2,963,082
5.37% due 9/26/24	50,000,000	49,368,646
Total U.S. Treasury bills (Cost: $1,100,678,421)		1,101,004,768

Total Investments – 100.23%		1,101,004,768
Other Assets, Less Liabilities – (0.23)%		(2,485,063)
Net Assets – 100.00%		$1,098,519,705

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,630	September 17, 2024	$1,096,381,419	$25,699,152

See notes to financial statements.

December 31, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills (a)(b):
5.33% – 5.39% due 1/02/24	$99,000,000	$99,000,000
5.47% – 5.49% due 1/04/24	65,000,000	64,981,111
5.39% – 5.41% due 1/09/24	83,000,000	82,915,365
5.38% – 5.50% due 1/11/24	92,000,000	91,879,784
5.39% – 5.47% due 1/16/24	62,000,000	61,873,236
5.46% due 1/18/24	50,000,000	49,882,636
5.34% – 5.46% due 1/25/24	66,000,000	65,777,666
5.42% – 5.45% due 2/01/24	73,000,000	72,679,210
5.39% due 2/06/24	20,000,000	19,897,343
5.35% due 2/08/24	50,000,000	49,729,212
5.40% due 2/13/24	45,000,000	44,722,879
5.41% due 2/15/24	62,000,000	61,602,848
5.38% – 5.39% due 2/20/24	16,000,000	15,885,256
5.34% due 2/22/24	51,000,000	50,620,877
5.40% due 2/27/24	42,000,000	41,654,885
5.35% due 3/07/24	50,000,000	49,529,991
5.37% due 3/14/24	50,000,000	49,481,150
Total U.S. Treasury bills (Cost: $971,687,389)		972,113,449

Total Investments – 100.42%		972,113,449
Other Assets, Less Liabilities – (0.42)%		(4,061,770)
Net Assets – 100.00%		$968,051,679

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
33,910	March 15, 2024	$964,753,064	$8,173,852

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2024

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

As of June 30, 2024 and December 31, 2023, the Trust had restricted short-term investments held at the broker of $39,781,919 and $68,298,743, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Trust’s maximum exposure under these arrangements is unknown because it involves future potential claims against the Trust, which cannot be predicted with any certainty.

7 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$22.10	$20.11	$20.08	$21.22
Net investment income(a)	0.24	0.19	0.49	0.37
Net realized and unrealized gain (loss)(b)	(0.15)	(0.80)	1.62	(2.09)
Net increase (decrease) in net assets from operations	0.09	(0.61)	2.11	(1.72)
Net asset value per Share, end of period	$22.19	$19.50	$22.19	$19.50

Total return, at net asset value(c)(d)	0.41%	(3.03)%	10.51%	(8.11)%

Ratio to average net assets:
Net investment income(e)	4.41%	3.79%	4.51%	3.71%
Expenses(e)	0.82%	0.84%	0.83%	0.84%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2024 and the year ended December 31, 2023, the average month-end notional amounts of open Index Futures were $1,018,440,970 and $1,076,086,188, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$3,979,438

December 31, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,873,212

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$(720,717)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,036,546)

Three Months Ended June 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(62,297,247)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	20,139,730

Six Months Ended June 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$56,484,353	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	17,525,300

Six Months Ended June 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(62,900,533)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(52,523,952)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
June 30, 2024
Futures contracts(a)	$25,699,152	$—	$—	$25,699,152
U.S. Treasury bills	—	1,101,004,768	—	1,101,004,768
December 31, 2023
Futures contracts(a)	$8,173,852	$—	$—	8,173,852
U.S. Treasury bills	—	972,113,449	—	972,113,449

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2024

The Trust’s net asset value increased from $1,034,489,890 at March 31, 2024 to $1,098,519,705 at June 30, 2024. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 46,800,000 Shares at March 31, 2024 to 49,500,000 Shares at June 30, 2024, a consequence of 4,700,000 Shares (94 Baskets) being created and 2,000,000 Shares (40 Baskets) being redeemed during the quarter.

The Trust’s NAV increased by 0.41% from $22.10 at March 31, 2024 to $22.19 at June 30, 2024 despite a 0.70% decrease in the settlement price for the Index Futures due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the quarter ended June 30, 2024 was $4,499,014, resulting from a net investment income of $11,931,547, partially offset by a net realized and unrealized loss of $7,432,533. For the quarter ended June 30, 2024, the Trust had a net realized and unrealized gain of $324,730 on short-term investments and a net realized and unrealized loss of $7,757,263 on futures contracts. Other than the Sponsor’s fees of $2,026,058 and brokerage commissions and fees of $188,202, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2024

The Trust’s net asset value increased from $968,051,679 at December 31, 2023 to $1,098,519,705 at June 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 48,200,000 Shares at December 31, 2023 to 49,500,000 Shares at June 30, 2024, a consequence of 7,750,000 Shares (155 Baskets) being created and 6,450,000 Shares (129 Baskets) being redeemed during the period. The Trust’s net asset value was also affected by a net increase in net assets resulting from operations.

The 10.51% increase in the Trust’s NAV from $20.08 at December 31, 2023 to $22.19 at June 30, 2024 is directly related to the 8.16% increase in the settlement price for the Index Futures. The Trust’s NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the period ended June 30, 2024 was $96,838,770, resulting from a net realized and unrealized gain of $73,910,143, and a net investment income of $22,928,627. For the six months ended June 30, 2024, the Trust had a net realized and unrealized loss of $99,510 on short-term investments and a net realized and unrealized gain of $74,009,653 on futures contracts. Other than the Sponsor’s fees of $3,811,159 and brokerage commissions and fees of $421,801, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2024 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2024, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2024, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	35,630
Expiration date:	September 2024
Weighted-average price per contract:	$300.50
Notional amount (fair value):	$1,096,381,419

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2024, which was $307.71 per contract, and the $100 multiplier applicable under the contract terms.

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

The Trust will hold cash or cash equivalents such as U.S. Treasury securities and thus is subject to interest rate risk, which refers to fluctuations in the value of a fixed-income security or other instrument due to changes in the general level of interest rates. An increase in interest rates generally will cause the value of fixed-income securities to decline. Securities with longer maturities generally are more sensitive to interest rate changes and subject to greater fluctuations in value. Changes in interest rates may have unpredictable effects on fixed-income markets and result in heightened market volatility and lower liquidity for certain instruments, all of which may adversely affect the Trust’s performance. Interest rate changes can be sudden and unpredictable and are influenced by a number of factors, including government policy, monetary policy, inflation expectations, perceptions of risk, and supply and demand for fixed-income securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,000,000 Shares (40 Baskets) were redeemed during the quarter ended June 30, 2024.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/24 to 04/30/24	100,000	22.58
05/01/24 to 05/31/24	1,050,000	22.01
06/01/24 to 06/30/24	850,000	22.14
Total	2,000,000	$22.09

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

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:	August 8, 2024

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer)

Date:	August 8, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.