Form 10-Q
period 2024-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2024-11-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, the Registrant had 42,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Cash	$15,053	$2,435,084
Short-term investments, at fair value (a)	847,360,944	903,814,706
Short-term investments held at the broker (restricted), at fair value (b)	33,900,674	68,298,743
Receivable for variation margin on open futures contracts (Note 9)	2,735,539	—
Total Assets	884,012,210	974,548,533

Liabilities
Sponsor’s fees payable	533,443	623,642
Payable for variation margin on open futures contracts (Note 9)	—	5,873,212
Payable for investment securities purchased	2,098,511	—
Total Liabilities	2,631,954	6,496,854

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$881,380,256	$968,051,679

Shares issued and outstanding (c)	42,000,000	48,200,000
Net asset value per Share (Note 2G)	$20.99	$20.08

(a)	Cost of short-term investments: $847,117,150 and $903,420,311, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $33,889,821 and $68,267,078, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024 and 2023

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
Investment Income
Interest	$13,037,036	$14,165,520	$40,198,623	$38,377,733
Total investment income	13,037,036	14,165,520	40,198,623	38,377,733

Expenses
Sponsor’s fees	1,801,762	2,053,996	5,612,921	6,055,752
Brokerage commissions and fees	159,320	223,882	581,121	683,817
Total expenses	1,961,082	2,277,878	6,194,042	6,739,569
Net Investment income	11,075,954	11,887,642	34,004,581	31,638,164

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,222	1,562	1,426	25,335
Futures contracts	(77,701,360)	133,698,141	(21,217,007)	70,797,608
Net realized gain (loss)	(77,700,138)	133,699,703	(21,215,581)	70,822,943
Net change in unrealized appreciation/depreciation on:
Short-term investments	(71,699)	167,444	(171,413)	(68,653)
Futures contracts	6,815,884	8,350,484	24,341,184	(44,173,468)
Net change in unrealized appreciation/depreciation	6,744,185	8,517,928	24,169,771	(44,242,121)
Net realized and unrealized gain (loss)	(70,955,953)	142,217,631	2,954,190	26,580,822

Net increase (decrease) in net assets resulting from operations	$(59,879,999)	$154,105,273	$36,958,771	$58,218,986

Net increase (decrease) in net assets per Share(a)	$(1.34)	$3.04	$0.80	$1.11

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2024

Nine Months Ended
September 30, 2024
Net Assets at December 31, 2023	$968,051,679

Operations
Net investment income	10,997,080
Net realized gain	57,205,285
Net change in unrealized appreciation/depreciation	24,137,391
Net increase in net assets resulting from operations	92,339,756

Capital Share Transactions
Contributions for Shares issued	65,101,349
Distributions for Shares redeemed	(91,002,894)
Net decrease in net assets from capital share transactions	(25,901,545)

Increase in net assets	66,438,211

Net Assets at March 31, 2024	$1,034,489,890

Operations
Net investment income	11,931,547
Net realized loss	(720,728)
Net change in unrealized appreciation/depreciation	(6,711,805)
Net increase in net assets resulting from operations	4,499,014

Capital Share Transactions
Contributions for Shares issued	103,705,927
Distributions for Shares redeemed	(44,175,126)
Net increase in net assets from capital share transactions	59,530,801

Increase in net assets	64,029,815

Net Assets at June 30, 2024	$1,098,519,705

Operations
Net investment income	$11,075,954
Net realized loss	(77,700,138)
Net change in unrealized appreciation/depreciation	6,744,185
Net decrease in net assets resulting from operations	(59,879,999)

Capital Share Transactions
Contributions for Shares issued	7,345,390
Distributions for Shares redeemed	(164,604,840)
Net decrease in net assets from capital share transactions	(157,259,450)

Decrease in net assets	(217,139,449)

Net Assets at September 30, 2024	$881,380,256

Shares issued and redeemed
Shares issued	8,100,000
Shares redeemed	(14,300,000)
Net decrease in Shares issued and outstanding	(6,200,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2023

Nine Months Ended
September 30, 2023
Net Assets at December 31, 2022	$1,221,109,857

Operations
Net investment income	10,110,125
Net realized loss	(589,156)
Net change in unrealized appreciation/depreciation	(72,863,085)
Net decrease in net assets resulting from operations	(63,342,116)

Capital Share Transactions
Contributions for Shares issued	19,639,766
Distributions for Shares redeemed	(97,277,660)
Net decrease in net assets from capital share transactions	(77,637,894)

Decrease in net assets	(140,980,010)

Net Assets at March 31, 2023	$1,080,129,847

Operations
Net investment income	9,640,397
Net realized loss	(62,287,604)
Net change in unrealized appreciation/depreciation	20,103,036
Net decrease in net assets resulting from operations	(32,544,171)

Capital Share Transactions
Contributions for Shares issued	13,609,124
Distributions for Shares redeemed	(68,792,005)
Net decrease in net assets from capital share transactions	(55,182,881)

Decrease in net assets	(87,727,052)

Net Assets at June 30, 2023	$992,402,795

Operations
Net investment income	11,887,642
Net realized gain	133,699,703
Net change in unrealized appreciation/depreciation	8,517,928
Net increase in net assets resulting from operations	154,105,273

Capital Share Transactions
Contributions for Shares issued	56,352,120
Distributions for Shares redeemed	(53,105,171)
Net increase in net assets from capital share transactions	3,246,949

Increase in net assets	157,352,222

Net Assets at September 30, 2023	$1,149,755,017

Shares issued and redeemed
Shares issued	4,250,000
Shares redeemed	(10,800,000)
Net decrease in Shares issued and outstanding	(6,550,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$36,958,771	$58,218,986
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,775,956,226)	(6,770,315,665)
Sales/maturities of short-term investments	3,906,743,937	6,853,731,713
Accretion of discount	(40,105,867)	(38,272,641)
Net realized loss on short-term investments	(1,426)	(25,335)
Net change in unrealized appreciation/depreciation on short-term investments	171,413	68,653
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(2,735,539)	14,408,722
Payable for variation margin on open futures contracts	(5,873,212)	11,383,272
Payable for investment securities purchased	2,098,511	—
Sponsor’s fees payable	(90,199)	(122,737)
Net cash provided by (used in) operating activities	121,210,163	129,074,968

Cash Flows from Financing Activities
Contributions for Shares issued	176,152,666	89,601,010
Distributions for Shares redeemed	(299,782,860)	(219,174,836)
Net cash provided by (used in) financing activities	(123,630,194)	(129,573,826)
Net decrease in cash	(2,420,031)	(498,858)

Cash
Beginning of period
Unrestricted – cash	2,435,084	5,181,064

End of period
Unrestricted – cash	$15,053	$4,682,206

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited) At September 30, 2024 and December 31, 2023

September 30, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.56% – 5.33% due 10/01/24	$21,000,000	$21,000,000
5.38% due 10/03/24	56,000,000	55,985,394
5.04% – 5.09% due 10/08/24	41,000,000	40,962,670
5.35% due 10/10/24	17,000,000	16,980,259
4.61% – 5.33% due 10/15/24	41,000,000	40,924,854
4.70% – 5.34% due 10/17/24	82,000,000	81,828,620
4.73% – 5.24% due 10/22/24	28,000,000	27,923,056
5.21% due 10/24/24	35,000,000	34,894,400
5.20% due 10/29/24	37,000,000	36,863,593
5.28% due 10/31/24	20,000,000	19,922,075
5.23% due 11/07/24	18,000,000	17,913,092
4.93% – 5.18% due 11/12/24	101,000,000	100,450,955
5.19% – 5.22% due 11/14/24	83,000,000	82,527,269
5.14% – 5.16% due 11/21/24	34,000,000	33,777,093
5.08% due 11/26/24	45,000,000	44,672,487
5.07% due 12/05/24	37,000,000	36,697,914
4.56% – 4.96% due 12/10/24	40,000,000	39,650,632
4.98% due 12/12/24	45,000,000	44,597,700
4.59% – 4.67% due 12/17/24	84,000,000	83,194,195
4.72% – 4.74% due 12/19/24	20,700,000	20,495,360
Total U.S. Treasury bills (Cost: $881,006,971)		881,261,618

Total Investments – 99.99%		881,261,618
Other Assets, Less Liabilities – 0.01%		118,638
Net Assets – 100.00%		$881,380,256

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
30,550	December 16, 2024	$878,883,785	$32,515,036

See notes to financial statements.

December 31, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
5.33% – 5.39% due 1/02/24	$99,000,000	$99,000,000
5.47% – 5.49% due 1/04/24	65,000,000	64,981,111
5.39% – 5.41% due 1/09/24	83,000,000	82,915,365
5.38% – 5.50% due 1/11/24	92,000,000	91,879,784
5.39% – 5.47% due 1/16/24	62,000,000	61,873,236
5.46% due 1/18/24	50,000,000	49,882,636
5.34% – 5.46% due 1/25/24	66,000,000	65,777,666
5.42% – 5.45% due 2/01/24	73,000,000	72,679,210
5.39% due 2/06/24	20,000,000	19,897,343
5.35% due 2/08/24	50,000,000	49,729,212
5.40% due 2/13/24	45,000,000	44,722,879
5.41% due 2/15/24	62,000,000	61,602,848
5.38% – 5.39% due 2/20/24	16,000,000	15,885,256
5.34% due 2/22/24	51,000,000	50,620,877
5.40% due 2/27/24	42,000,000	41,654,885
5.35% due 3/07/24	50,000,000	49,529,991
5.37% due 3/14/24	50,000,000	49,481,150
Total U.S. Treasury bills (Cost: $971,687,389)		972,113,449

Total Investments – 100.42%		972,113,449
Other Assets, Less Liabilities – (0.42)%		(4,061,770)
Net Assets – 100.00%		$968,051,679

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
33,910	March 15, 2024	$964,753,064	$8,173,852

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2024

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

As of September 30, 2024 and December 31, 2023, the Trust had restricted short-term investments held at the broker of $33,900,674 and $68,298,743, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$22.19	$19.50	$20.08	$21.22
Net investment income(a)	0.25	0.23	0.73	0.60
Net realized and unrealized gain (loss)(b)	(1.45)	2.81	0.18	0.72
Net increase (decrease) in net assets from operations	(1.20)	3.04	0.91	1.32
Net asset value per Share, end of period	$20.99	$22.54	$20.99	$22.54

Total return, at net asset value(c)(d)	(5.41)%	15.59%	4.53%	6.22%

Ratio to average net assets:
Net investment income(e)	4.62%	4.33%	4.55%	3.92%
Expenses(e)	0.82%	0.83%	0.83%	0.83%

(a)	Based on average Shares outstanding during the period.
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

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2024 and the year ended December 31, 2023, the average month-end notional amounts of open Index Futures were $991,200,244 and $1,076,086,188, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$2,735,539	Payable for variation margin on open futures contracts	$—

December 31, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,873,212

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$(77,701,360)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	6,815,884

Three Months Ended September 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$133,698,141	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	8,350,484

Nine Months Ended September 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$(21,217,007)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	24,341,184

Nine Months Ended September 30, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$70,797,608	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(44,173,468)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
September 30, 2024
Futures contracts(a)	$32,515,036	$—	$—	$32,515,036
U.S. Treasury bills	—	881,261,618	—	881,261,618
December 31, 2023
Futures contracts(a)	$8,173,852	$—	$—	8,173,852
U.S. Treasury bills	—	972,113,449	—	972,113,449

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value decreased from $1,098,519,705 at June 30, 2024 to $881,380,256 at September 30, 2024. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 49,500,000 Shares at June 30, 2024 to 42,000,000 Shares at September 30, 2024, a consequence of 350,000 Shares (7 Baskets) being created and 7,850,000 Shares (157 Baskets) being redeemed during the quarter. The Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 5.41% decrease in the NAV from $22.19 at June 30, 2024 to $20.99 at September 30, 2024 is directly related to the 6.51% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the quarter ended September 30, 2024 was $59,879,999, resulting from a net realized and unrealized loss of $70,955,953, partially offset by a net investment income of $11,075,954. For the quarter ended September 30, 2024, the Trust had a net realized and unrealized loss of $70,477 on short-term investments and a net realized and unrealized loss of $70,885,476 on futures contracts. Other than the Sponsor’s fees of $1,801,762 and brokerage commissions and fees of $159,320, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2024

The Trust’s net asset value decreased from $968,051,679 at December 31, 2023 to $881,380,256 at September 30, 2024. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 48,200,000 Shares at December 31, 2023 to 42,000,000 Shares at September 30, 2024, a consequence of 8,100,000 Shares (162 Baskets) being created and 14,300,000 Shares (286 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 4.53% increase in the NAV from $20.08 at December 31, 2023 to $20.99 at September 30, 2024 is directly related to the 1.12% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $36,958,771, resulting from a net realized and unrealized gain of $2,954,190, and a net investment income of $34,004,581. For the nine months ended September 30, 2024, the Trust had a net realized and unrealized loss of $169,987 on short-term investments and a net realized and unrealized gain of $3,124,177 on futures contracts. Other than the Sponsor’s fees of $5,612,921 and brokerage commissions and fees of $581,121, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2024 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2024, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2024, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	30,550
Expiration date:	December 2024
Weighted-average price per contract:	$277.04
Notional amount (fair value):	$878,883,785

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2024, which was $287.69 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	7,850,000 Shares (157 Baskets) were redeemed during the quarter ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/24 to 07/31/24	2,050,000	21.64
08/01/24 to 08/31/24	4,900,000	20.77
09/01/24 to 09/30/24	900,000	20.43
Total	7,850,000	$20.99

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

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia
Shannon Ghia Director, President and Chief Executive Officer (Principal executive officer)

Date:	November 7, 2024

/s/ Bryan Bowers
Bryan Bowers Director and Chief Financial Officer (Principal financial and accounting officer)

Date:	November 7, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.