Form 10-K
period 2024-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2025-02-19
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the shares held by non-affiliates was approximately $830,546,448. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 31, 2025, the Registrant had 46,550,000 Shares outstanding.

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

PART I

Item 1. Business.

Summary

The iShares S&P GSCI™ Commodity-Indexed Trust (the “Trust”) is a Delaware statutory trust that issues units of beneficial interest, called “Shares,” representing fractional undivided beneficial interests in its net assets. The Trust’s assets consist of long positions in exchange-traded index futures contracts of various expirations (the “Index Futures”) on the S&P GSCI™ Excess Return Index (the “S&P GSCI-ER”), together with cash, U.S. Treasury securities or other short-term securities and similar securities that are eligible as margin deposits for those Index Futures positions (the “Collateral Assets”). The Trust seeks to track the results, before expenses and liabilities, of the S&P GSCI Total Return Index (the “Index”), which represents a diversified, fully collateralized investment in futures contracts.

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

Only Authorized Participants can transfer the required consideration and receive Baskets in exchange. Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets. An Authorized Participant is under no obligation to the Trust to create or redeem Baskets for itself or on behalf of other persons. An order for one or more Baskets may be placed by an Authorized Participant on behalf of multiple clients. As of the date of this report, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, SG Americas Securities, LLC, UBS Securities LLC and Virtu Americas LLC are the only Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants.

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

Composition of the S&P GSCI™

Currently, in order to be included in the S&P GSCI™, a contract must be on a physical commodity and may not be on a financial instrument (e.g., securities, currencies, interest rates, etc.). The contracts on a particular commodity need not require physical delivery by their terms in order for the commodity to be considered a physical commodity. In addition, the contract must satisfy the following eligibility criteria:

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2025, are as follows:

	Dollar Weights
Commodity	January 31, 2025(a)	Ticker(b)	Trading Facility
Brent Crude Oil	20.73%	LCO	ICE - UK
Crude Oil	20.26%	CL	NYM / ICE
Gas Oil	5.91%	LGO	ICE - UK
Gold	5.10%	GC	CMX
Copper	4.95%	MCU	LME
Live Cattle	4.67%	LC	CME
Corn	4.56%	C	CBT
Heating Oil	4.22%	HO	NYM
Unleaded Gas	3.90%	RB	NYM
Aluminum	3.76%	MAL	LME
Soybeans	3.51%	S	CBT
Chicago Wheat	2.50%	W	CBT
Lean Hogs	2.47%	LH	CME
Natural Gas	2.39%	NG	NYM / ICE
Feeder Cattle	2.16%	FC	CME
Sugar	1.99%	SB	ICE - US
Kansas Wheat	1.26%	KW	KBT
Coffee	1.04%	KC	ICE - US
Cotton	1.03%	CT	ICE - US
Nickel	0.90%	MNI	LME
Zinc	0.82%	MZN	LME
Cocoa	0.82%	CC	ICE - US
Lead	0.57%	MPB	LME
Silver	0.48%	SI	CMX

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

In addition to federal position limits adopted by the CFTC, the CME has established position limits applicable to the Index Futures held by the Trust. In addition, the Trust’s Clearing FCM may reduce its internal risk limits on the size of positions in Index Futures that the Clearing FCM trades or clears for the Trust. As of the date of this report, internal risk limits implemented by the Clearing FCM do not constrain the size of positions in Index Futures that it will trade or clear for the Trust. If the Trust were to reach a position limit established by the CME or if the Trust’s Clearing FCM were to reduce its internal risk limits on the size of positions in Index Futures that it trades or clears for the Trust, this could adversely impact the Trust’s ability to transact in Index Futures, issue new Shares or reinvest income in additional Index Futures positions. From August 24, 2009 to April 26, 2010, the Trust suspended the issuance of new Shares because the Trust could not invest the proceeds of new issuances in additional Index Futures positions due to restrictions on speculative position limits imposed by the CME. The liquidity of the Shares and the correlation between the value of the Shares and the level of the S&P GSCI‑ER may be adversely affected in the event of any such suspension of issuance.

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

Although Index Futures are based on the S&P GSCI-ER, the value of the Index Futures could be affected by factors that do not directly affect the S&P GSCI‑ER and, accordingly, the value of the Index Futures and the level of the S&P GSCI-ER may vary from each other. The activities of market participants in trading Index Futures, or in trading other instruments related to the S&P GSCI-ER, could affect the value of the Index Futures independent of any change in the S&P GSCI-ER and adversely affect the correlation between the value of the Index Futures and the level of the S&P GSCI-ER.

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

The Index Sponsor’s only relationship to the Sponsor, the Trustee, or the Trust is the licensing of certain trademarks, trade names of the Index Sponsor and the S&P GSCI™ and other intellectual property. The S&P GSCI™, the S&P GSCI-ER and the Index are determined and composed by the Index Sponsor and calculated by the Index Sponsor or its agents without regard to the Sponsor, the Trustee or the Trust. The Index Sponsor has no obligation to take the needs of the Sponsor, the Trustee, the Trust or the Shareholders into consideration in determining, composing or calculating the S&P GSCI™, the S&P GSCI‑ER or the Index. The Index Sponsor is not responsible for and has not participated in the determination of the prices and the number of Shares or the timing of the issuance or sale of Shares or in the determination or calculation of the Basket Amount. The Index Sponsor has no obligation or liability in connection with the administration, marketing or trading of the Shares.

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

As of December 31, 2024, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

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

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

●

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

●

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

●

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi‑factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

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

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2024, cybersecurity risks have not materially affected BlackRock’s business strategy, results of operations or financial condition.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2024, there were approximately 104 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2024 and 2023. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

350,000 Shares (7 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2024.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/24 to 10/31/24	100,000	21.13
11/01/24 to 11/30/24	150,000	21.04
12/01/24 to 12/31/24	100,000	21.37
Total	350,000	$21.16

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2024 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $967,549,530 at December 31, 2024. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 44,500,000 Shares at December 31, 2024.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2024, 2023 and 2022:

Results of Operations

The Year Ended December 31, 2024

The Trust’s net asset value decreased from $968,051,679 at December 31, 2023 to $967,549,530 at December 31, 2024. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 48,200,000 Shares at December 31, 2023 to 44,500,000 Shares at December 31, 2024, a consequence of 10,950,000 Shares (219 Baskets) being created and 14,650,000 Shares (293 Baskets) being redeemed during the year. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 8.27% increase in the NAV from $20.08 at December 31, 2023 to $21.74 at December 31, 2024 is directly related to the 3.79% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the year ended December 31, 2024 was $69,991,022, resulting from a net realized and unrealized gain of $26,856,481. For the year ended December 31, 2024, the Trust had a net realized and unrealized loss of $183,791 on short-term investments and a net realized and unrealized gain of $27,040,272 on futures contracts. Other than the Sponsor’s Fees of $7,367,043 and brokerage commissions and fees of $749,551, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2024 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2024, interest income was $51,251,135, while the Sponsor’s Fees totaled $7,367,043. For the year ended December 31, 2023, interest income was $52,559,888, while the Sponsor’s Fees totaled $8,046,692. For the year ended December 31, 2022, interest income was $22,306,078, while the Sponsor’s Fees totaled $13,482,545. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2024, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2024, the Trust’s open Index Futures long positions were as follows:

Number of contracts	32,662
Expiration date	March 2025
Weighted-average price per contract	$285.30
Notional amount (fair value)	$964,446,802

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2024, which was $295.28 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2024 and 2023.

	Three Months Ended (Unaudited)
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Investment Income
Interest	$13,015,780	$14,145,807	$13,037,036	$11,052,512
Total investment income	13,015,780	14,145,807	13,037,036	11,052,512
Expenses
Sponsor’s fees	1,785,101	2,026,058	1,801,762	1,754,122
Brokerage commissions and fees	233,599	188,202	159,320	168,430
Total expenses	2,018,700	2,214,260	1,961,082	1,922,552
Net investment income	10,997,080	11,931,547	11,075,954	9,129,960
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	215	(11)	1,222	4,108
Futures contracts	57,205,070	(720,717)	(77,701,360)	23,822,025
Net realized gain (loss)	57,205,285	(720,728)	(77,700,138)	23,826,133
Net change in unrealized appreciation/depreciation on:
Short-term investments	(424,455)	324,741	(71,699)	(17,912)
Futures contracts	24,561,846	(7,036,546)	6,815,884	94,070
Net change in unrealized appreciation/depreciation	24,137,391	(6,711,805)	6,744,185	76,158
Net realized and unrealized gain (loss)	81,342,676	(7,432,533)	(70,955,953)	23,902,291
Net increase (decrease) in net assets resulting from operations	$92,339,756	$4,499,014	$(59,879,999)	$33,032,251
Net increase (decrease) in net assets per Share	$2.03	$0.09	$(1.34)	$0.76

	Three Months Ended (Unaudited)
	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Investment Income
Interest	$12,440,489	$11,771,724	$14,165,520	$14,182,155
Total investment income	12,440,489	11,771,724	14,165,520	14,182,155
Expenses
Sponsor’s fees	2,092,414	1,909,342	2,053,996	1,990,940
Brokerage commissions and fees	237,950	221,985	223,882	179,313
Total expenses	2,330,364	2,131,327	2,277,878	2,170,253
Net investment income	10,110,125	9,640,397	11,887,642	12,011,902
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	14,130	9,643	1,562	721
Futures contracts	(603,286)	(62,297,247)	133,698,141	(128,892,964)
Net realized gain (loss)	(589,156)	(62,287,604)	133,699,703	(128,892,243)
Net change in unrealized appreciation/depreciation on:
Short-term investments	(199,403)	(36,694)	167,444	97,058
Futures contracts	(72,663,682)	20,139,730	8,350,484	(7,977,378)
Net change in unrealized appreciation/depreciation	(72,863,085)	20,103,036	8,517,928	(7,880,320)
Net realized and unrealized gain (loss)	(73,452,241)	(42,184,568)	142,217,631	(136,772,563)
Net increase (decrease) in net assets resulting from operations	$(63,342,116)	$(32,544,171)	$154,105,273	$(124,760,661)
Net increase (decrease) in net assets per Share	$(1.14)	$(0.63)	$3.04	$(2.50)

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2024.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013).

Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the financial statements included in this Form 10-K, as stated in their report which is included herein.

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

Shannon Ghia is the President and Chief Executive Officer of the Sponsor and Bryan Bowers is the Chief Financial Officer of the Sponsor. The Sponsor is managed by the Board of Directors composed of Shannon Ghia, Bryan Bowers, Philip Jensen, Peter Landini and Lindsey Haswell.

Shannon Ghia, 48, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on May 19, 2023. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial wellbeing. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 49, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. From September 1, 2014 to the present, Mr. Bowers has served as a Director of BlackRock. Mr. Bowers became a principal of the Sponsor on August 26, 2022. Since October 4, 2021, Mr. Bowers has managed the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to

October 3, 2021, Mr. Bowers worked in Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Belinda Ng Castaneda, 42, became a principal of the Sponsor on June 20, 2019. Mrs. Castaneda became a principal of BlackRock Institutional Trust Company, N.A. on June 19, 2019 and of BFA on June 20, 2019. Mrs. Castaneda serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions on such entities’ Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of their business continuity planning system. From February 2016 to the present, Mrs. Castaneda has served as a Vice President of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions on the firm’s Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of the firm’s business continuity planning system. From January 2012 to February 2016, Mrs. Castaneda served as an Associate of BlackRock Inc. as a Business Continuity Program Manager. From February 2009 to January 2012, Mrs. Castaneda served as an Analyst of BlackRock, Inc. performing operational support to the firm’s Business Continuity Management team. Prior to joining BlackRock, Inc., Mrs. Castaneda served in a data analyst function at H5, Inc. a data analytics technology firm, from July 2006 to February 2009. Prior to that, Mrs. Castaneda was an office automation assistant at the U.S. Department of Health and Human Services, where she focused on the Employee Human Resource and Payroll System (i.e., PeopleSoft software) from July 2002 to July 2006. Mrs. Castaneda earned a Bachelor of Science in Business Administration from San Jose State University, in 2005.

Matthew DeCicco, 36, became a principal of the Sponsor and jointly responsible for the trading decisions with respect to the Trust’s account as of January 21, 2025. Mr. DeCicco is a Director of BlackRock, Inc. and performs supervisory and managerial functions. Since March 2024, he has managed the Derivatives ETF Portfolio Management Team within BlackRock’s Global Markets & Index Investments Group. In that capacity, Mr. DeCicco oversees product operations and the continued development of complex and derivatives-based products. From May 2022 to March 2024, Mr. DeCicco was Global Head of Commodities, Carbon Emissions, and Digital Assets Trading within BlackRock Global Markets. In this role, he was responsible for overseeing BlackRock’s traditional commodity trading platform as well as building out trading capabilities and thought leadership in the emerging sectors of carbon emissions and digital assets trading. From August 2010 to May 2022, Mr. DeCicco was the Head of North American Rates Trading with oversight for all U.S. Treasury, Treasury Inflation Protected Securities, agency mortgage-backed securities, derivatives and futures trading on behalf of BlackRock’s investment platform.  Mr. DeCicco earned his Bachelor of Science in finance from Babson College.

Ann Frechette, CPA, 56, became a principal of the Sponsor on April 13, 2020. Ms. Frechette became a principal of BlackRock Advisors, LLC on April 9, 2020 and of BFA, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Financial Management, Inc. on April 13, 2020. Ms. Frechette serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions as head of a Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by such entities. From May 2016 to the present, Ms. Frechette has served as a Managing Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions as head of the Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by affiliates of BlackRock, Inc. From April 2013 to May 2016 Ms. Frechette served as the Managing Director of BlackRock, Inc. responsible for performing supervisory and managerial functions for the U.S. Registered Active Funds Financial Reporting team that prepares financial statements. From April 2006 to April 2012, Ms. Frechette served as the Global Director of Internal Audit at Citco Fund Services, a provider of banking, cash management, fund administration, and trust services, where her responsibilities included managing that firm’s audit team’s risk-based audits and SOC 1 project. From October 2002 to April 2006, Ms. Frechette served as a Senior Vice President at PNC Global Investment Servicing, a provider of processing, technology and business intelligence services to asset managers, broker/dealers and financial advisors, where she worked both in internal audit and the finance area within the transfer agency. From September 1991 to October 2002, Ms. Frechette served as a Senior Manager in the audit division of Ernst & Young’s financial services industry practice. Ms. Frechette graduated with honors from Drexel University with a Bachelor of Science in accounting in 1991 and was initially licensed as a certified public accountant in 1993.

Lindsey Haswell, 46, is a member of the Sponsor’s audit committee. Ms. Haswell is the Chief Legal and Administrative Officer of MoonPay, a web3 and crypto payments company that she joined in February 2023. She served in the same capacity for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

Philip Jensen, 66, became a principal of the Sponsor in September 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and Chief Operating Officer. Mr. Jensen received his Bachelor of Science from San Francisco State University and is a certified public accountant (inactive).

Timothy Kane, 44, became a principal of the Sponsor on June 28, 2019. Mr. Kane became a principal of BlackRock Financial Management, Inc. on June 27, 2019 and of BlackRock Advisors, LLC, BFA and BlackRock Institutional Trust Company, N.A. on June 28, 2019. Mr. Kane serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions in his capacity as Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. From February 2014 to the present, Mr. Kane has served as a Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions in his capacity as the Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. Prior to joining BlackRock, Inc., Mr. Kane served as the Deputy Global Head of Crisis Management supporting the Business Continuity function at Deutsche Bank, multinational investment bank and financial services firm, from January 2009 to January 2014. Prior to that, Mr. Kane was the Director of Information Technology at the New York City Office of Emergency Management where he focused on the agency’s technology needs from December 2006 to December 2008. Mr. Kane earned a Bachelor of Science in Geographic Information Science from Salisbury University in 2002.

Peter Landini, 73, became a principal of the Sponsor in September 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Orlando Montalvo, 57, became a principal of the Sponsor and jointly responsible for the trading decisions with respect to the Trust’s account as of January 21, 2025. Since December 2009, Mr. Montalvo has served as a Managing Director of BlackRock, Inc. and performs supervisory and managerial functions. Mr. Montalvo has managed the Digital Currency and Currency Overlay Portfolio Management Team within BlackRock’s Global Markets & Index Investments Group. In that capacity, Mr. Montalvo oversees portfolio management for the currency hedged, commodity and crypto exchange-traded products and for institutional hedged currency overlays. His service with BlackRock or its affiliates dates to 1992, including his years with Barclays Global Investors. Mr. Montalvo earned his Bachelor of Science in finance from San Francisco State University.

Charles Park, 57, became a principal of the Advisor in December 2012 and has served as Chief Compliance Officer for the Advisor since August 2006. Mr. Park became a principal of BlackRock Advisors, LLC, a commodity pool operator and commodity trading advisor registered with the CFTC, in June 2014 and has served as its Chief Compliance Officer since June 2014. Mr. Park became a principal of BlackRock Financial Management, Inc., an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Financial Management, Inc. since September 2016 and performs supervisory and managerial functions. He became a principal of BlackRock Investment Management, LLC, an investment management company, in September 2016 and has served as Chief Compliance Officer of BlackRock Investment Management, LLC since September 2016 and performs supervisory and managerial functions. Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, from December 2012 to February 2014, performing supervisory and managerial functions. Mr. Park joined BlackRock Institutional Trust Company, N.A., a commodity pool operator and commodity trading advisor registered with the CFTC, in August 2006, and performs supervisory and managerial functions. Mr. Park has also served as the Chief Compliance Officer of the iShares business since August 2006 and of BlackRock SEC-registered funds since June 2014. Mr. Park was a principal of the Sponsor from December 2012 to April 2015 and since August 4, 2016, performing supervisory and managerial functions. Prior to joining BlackRock Institutional Trust Company, N.A., in August 2006, Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., an exempt commodity pool operator and an exempt commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Charles Pulsfort, 44, has served as Global Head of Financial Reporting for BlackRock, Inc. since February 1, 2025. In this role, Mr. Pulsfort leads the design and enhancement of BlackRock’s financial and regulatory reporting operating environment across multiple jurisdictions. Mr. Pulsfort has served as a Managing Director since March 2016. From March 2016 to January 2025, Mr. Pulsfort led the Americas Financial Reporting, Regulatory Financial and Disclosure Operations and Technical Accounting Center groups within BlackRock’s Global Accounting and Product Services. In that capacity, Mr. Pulsfort oversaw the production and delivery of financial statements and regulatory financial reports, and he led a centralized accounting and financial reporting consultation center that supports accounting policies and technical accounting conclusions for BlackRock-sponsored funds. He is a Managing Director of BlackRock, Inc. Mr. Pulsfort graduated with honors from Ursinus College with a bachelor’s degree in economics and business administration.

Philip Vasan, 64, became a principal of the Sponsor and the Advisor on August 24, 2022 and performs supervisory and managerial functions. Mr. Vasan has been a principal of BlackRock International Limited, performing supervisory and managerial functions, since August 24, 2022, an NFA associate member and an associated person since April 5, 2023, and a swap associated person since April 6, 2023. Since August 24, 2022, he has been a principal of each of BlackRock Advisors LLC, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management LLC, performing supervisory and managerial functions for each entity. With respect to BlackRock Financial Management Inc., Mr. Vasan has been a principal, performing supervisory and managerial functions, since August 24, 2022 and an NFA associate member, an associated person and a swap associated person since October 11, 2016. Mr. Vasan is a Managing Director of BlackRock, Inc. Since February 2023, Mr. Vasan has served as the Co-Head of Fundamental Equities, and since August 2020, Mr. Vasan has also served as the Deputy Head of BlackRock, Inc.’s portfolio management group. Mr. Vasan previously was the Head of Global Lending, Liquidity and Financing from July 2019 to February 2023 and the Head of Investments and Portfolio Solutions for BlackRock, Inc.’s U.S. wealth advisory business from September 2016 to July 2019. He received a Bachelor of Arts from Oberlin College and a Ph.D. in Economics from Harvard University.

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

BlackRock has adopted an insider trading policy governing the purchase, sale and other dispositions of BlackRock’s securities that applies to all employees of BlackRock and its subsidiaries, and BlackRock’s directors and officers, as well as BlackRock itself. BlackRock believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of BlackRock’s insider trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fees. For the year ended December 31, 2024, the Trust incurred Sponsor’s Fees of $7,367,043.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023.

	2024	2023
Audit fees	$64,800	$64,800
Audit-related fees(a)	250	263
Tax fees(b)	430,430	422,040
All other fees	—	—
Total	$495,480	$487,103

(a)	Amount represents fees billed for review of the regulatory filings.
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

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.3 of registrant’s Annual Report on Form 10-K on March 1, 2021

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S-3/A (No. 333‑254992) on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on February 20, 2024

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares S&P GSCI Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares S&P GSCI Commodity-Indexed Trust (the “Trust”) as of December 31, 2024 and 2023, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 18, 2025

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31,
	2024	2023
Assets
Cash	$1,502,280	$2,435,084
Short-term investments(a)	927,380,783	903,814,706
Short-term investments held at broker (restricted)(b)	36,229,375	68,298,743
Receivable for variation margin on open futures contracts (Note 9)	3,037,571	—
Total Assets	968,150,009	974,548,533

Liabilities
Sponsor’s fees payable	600,479	623,642
Payable for variation margin on open futures contracts (Note 9)	—	5,873,212
Total Liabilities	600,479	6,496,854

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$967,549,530	$968,051,679

Shares issued and outstanding(c)	44,500,000	48,200,000
Net asset value per Share (Note 2G)	$21.74	$20.08

(a)	Cost of short-term investments: $927,149,956 and $903,420,311, respectively.
(b)	Cost of short-term investments held at broker (restricted): $36,223,466 and $68,267,078, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
Investment Income
Interest	$51,251,135	$52,559,888	$22,306,078
Total investment income	51,251,135	52,559,888	22,306,078
Expenses
Sponsor’s fees	7,367,043	8,046,692	13,482,545
Brokerage commissions and fees	749,551	863,130	1,299,610
Total expenses	8,116,594	8,909,822	14,782,155
Net investment income	43,134,541	43,650,066	7,523,923
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	5,534	26,056	(59,481)
Futures contracts	2,605,018	(58,095,356)	359,651,081
Net realized gain (loss)	2,610,552	(58,069,300)	359,591,600
Net change in unrealized appreciation/depreciation on:
Short-term investments	(189,325)	28,405	375,322
Futures contracts	24,435,254	(52,150,846)	23,317,777
Net change in unrealized appreciation/depreciation	24,245,929	(52,122,441)	23,693,099
Net realized and unrealized gain (loss)	26,856,481	(110,191,741)	383,284,699

Net increase (decrease) in net assets resulting from operations	$69,991,022	$(66,541,675)	$390,808,622

Net increase (decrease) in net assets per Share(a)	$1.53	$(1.28)	$4.82

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
Net Assets, Beginning of Year	$968,051,679	$1,221,109,857	$1,431,810,115

Operations:
Net investment income	43,134,541	43,650,066	7,523,923
Net realized gain (loss)	2,610,552	(58,069,300)	359,591,600
Net change in unrealized appreciation/depreciation	24,245,929	(52,122,441)	23,693,099
Net increase (decrease) in net assets resulting from operations	69,991,022	(66,541,675)	390,808,622

Capital Share Transactions:
Contributions for Shares issued	236,697,209	163,996,005	477,233,516
Distributions for Shares redeemed	(307,190,380)	(350,512,508)	(1,078,742,396)
Net decrease in net assets from capital share transactions	(70,493,171)	(186,516,503)	(601,508,880)

Decrease in net assets	(502,149)	(253,058,178)	(210,700,258)

Net Assets, End of Year	$967,549,530	$968,051,679	$1,221,109,857

Shares issued and redeemed
Shares issued	10,950,000	7,750,000	22,900,000
Shares redeemed	(14,650,000)	(17,100,000)	(49,100,000)
Net decrease in Shares issued and outstanding	(3,700,000)	(9,350,000)	(26,200,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

	Years Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$69,991,022	$(66,541,675)	$390,808,622
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,154,527,374)	(8,410,865,134)	(12,149,834,676)
Sales/maturities of short-term investments	5,213,990,551	8,693,574,437	12,468,482,968
Accretion of discount	(51,143,677)	(52,420,810)	(22,295,389)
Net realized (gain) loss on short-term investments	(5,534)	(26,056)	59,481
Net change in unrealized appreciation/depreciation on short-term investments	189,325	(28,405)	(375,322)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(3,037,571)	14,408,722	(14,408,722)
Payable for variation margin on open futures contracts	(5,873,212)	5,873,212	(17,314,591)
Payable for investment securities purchased	—	—	(89,994,437)
Sponsor’s fees payable	(23,163)	(203,768)	(63,564)
Brokerage commissions and fees payable	—	—	—
Net cash provided by (used in) operating activities	69,560,367	183,770,523	565,064,370

Cash Flows from Financing Activities
Contributions for Shares issued	236,697,209	163,996,005	477,233,516
Distributions for Shares redeemed	(307,190,380)	(350,512,508)	(1,078,742,396)
Net cash provided by (used in) financing activities	(70,493,171)	(186,516,503)	(601,508,880)
Net decrease in cash and cash equivalents	(932,804)	(2,745,980)	(36,444,510)

Cash
Beginning of year
Unrestricted – cash	2,435,084	5,181,064	41,625,574

End of year
Unrestricted – cash	$1,502,280	$2,435,084	$5,181,064

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2024 and 2023

  December 31, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
4.17% – 4.59% due 1/02/25	$37,500,000	$37,500,000
4.34% – 4.62% due 1/07/25	98,000,000	97,944,299
4.57% due 1/09/25	43,000,000	42,964,807
4.29% – 4.51% due 1/14/25	89,000,000	88,875,569
4.53% due 1/16/25	56,000,000	55,907,757
4.61% due 1/21/25	30,000,000	29,932,776
4.62% due 1/23/25	30,000,000	29,925,716
4.48% due 1/28/25	36,000,000	35,890,863
4.51% due 1/30/25	50,000,000	49,835,497
4.50% due 2/04/25	55,000,000	54,788,541
4.35% – 4.47% due 2/06/25	42,500,000	42,325,521
4.34% due 2/11/25	75,000,000	74,651,357
4.50% due 2/13/25	82,000,000	81,594,453
4.30% due 2/18/25	5,000,000	4,972,655
4.53% due 2/20/25	64,000,000	63,636,179
4.29% due 2/25/25	9,500,000	9,440,139
4.45% – 4.50% due 2/27/25	25,000,000	24,835,859
4.46% due 3/06/25	28,750,000	28,539,454
4.35% due 3/13/25	50,000,000	49,593,634
4.34% due 3/20/25	61,000,000	60,455,082
Total U.S. Treasury bills (Cost: $963,373,422)		963,610,158

Total Investments – 99.59%		963,610,158
Other Assets, Less Liabilities – 0.41%		3,939,372
Net Assets – 100.00%		$967,549,530

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,662	March 17, 2025	$964,446,802	$32,609,106

December 31, 2023

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
5.33% – 5.39% due 1/02/24	$99,000,000	$99,000,000
5.47% – 5.49% due 1/04/24	65,000,000	64,981,111
5.39% – 5.41% due 1/09/24	83,000,000	82,915,365
5.38% – 5.50% due 1/11/24	92,000,000	91,879,784
5.39% – 5.47% due 1/16/24	62,000,000	61,873,236
5.46% due 1/18/24	50,000,000	49,882,636
5.34% – 5.46% due 1/25/24	66,000,000	65,777,666
5.42% – 5.45% due 2/01/24	73,000,000	72,679,210
5.39% due 2/06/24	20,000,000	19,897,343
5.35% due 2/08/24	50,000,000	49,729,212
5.40% due 2/13/24	45,000,000	44,722,879
5.41% due 2/15/24	62,000,000	61,602,848
5.38% – 5.39% due 2/20/24	16,000,000	15,885,256
5.34% due 2/22/24	51,000,000	50,620,877
5.40% due 2/27/24	42,000,000	41,654,885
5.35% due 3/07/24	50,000,000	49,529,991
5.37% due 3/14/24	50,000,000	49,481,150
Total U.S. Treasury bills (Cost: $971,687,389)		972,113,449

Total Investments – 100.42%		972,113,449
Other Assets, Less Liabilities – (0.42)%		(4,061,770)
Net Assets – 100.00%		$968,051,679

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2023, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
33,910	March 15, 2024	$964,753,064	8,173,852

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2024

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

As of December 31, 2024 and December 31, 2023, the Trust had restricted short-term investments held at the broker of $36,229,375 and $68,298,743, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2024, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

I.	Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations.

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust's financial statements.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2024, 2023 and 2022.

	December 31,
	2024	2023	2022
Net asset value per Share, beginning of year	$20.08	$21.22	$17.10

Net investment income(a)	0.94	0.84	0.09
Net realized and unrealized gain (loss)(b)	0.72	(1.98)	4.03
Net increase (decrease) in net assets from operations	1.66	(1.14)	4.12
Net asset value per Share, end of year	$21.74	$20.08	$21.22

Total return, at net asset value(c)	8.27%	(5.37)%	24.09%

Ratio to average net assets:
Net investment income	4.39%	4.07%	0.42%
Expenses	0.83%	0.83%	0.82%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2024 and the year ended December 31, 2023, the average month-end notional amounts of open Index Futures were $978,676,366 and $1,076,086,188, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$3,037,571	Payable for variation margin on open futures contracts	$—

December 31, 2023
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,873,212

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2024, 2023 and 2022:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$2,605,018	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	24,435,254

December 31, 2023
Commodity contracts	Net realized gain (loss) from futures contracts	$(58,095,356)	$—
	Net change in unrealized appreciation/depreciation on futures	—	(52,150,846)

December 31, 2022
Commodity contracts	Net realized gain (loss) from futures contracts	$359,651,081	$—
	Net change in unrealized appreciation/depreciation on futures	—	23,317,777

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2024 and December 31, 2023:

	Level 1	Level 2	Level 3	Total
December 31, 2024
Futures contracts(a)	$32,609,106	$—	$—	$32,609,106
U.S. Treasury bills	—	963,610,158	—	963,610,158

December 31, 2023
Futures contracts(a)	$8,173,852	$—	$—	$8,173,852
U.S. Treasury bills	—	972,113,449	—	972,113,449

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

iShares Delaware Trust Sponsor LLC,

Sponsor of iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 18, 2025

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 18, 2025

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 18, 2025

/s/ Peter Landini

Peter Landini

Director

Date:	February 18, 2025

/s/ Lindsey Haswell

Lindsey Haswell

Director

Date:	February 18, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.