Form 10-Q
period 2025-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2025-05-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, the Registrant had 43,300,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Cash	$991,563	$1,502,280
Short-term investments, at fair value(a)	1,000,721,985	927,380,783
Short-term investments held at the broker (restricted), at fair value(b)	38,066,760	36,229,375
Receivable for variation margin on open futures contracts (Note 9)	14,014,662	3,037,571
Total Assets	1,053,794,970	968,150,009

Liabilities
Sponsor’s fees payable	655,162	600,479
Total Liabilities	655,162	600,479

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,053,139,808	$967,549,530

Shares issued and outstanding(c)	46,300,000	44,500,000
Net asset value per Share (Note 2G)	$22.75	$21.74

(a)	Cost of short-term investments: $1,000,750,041 and $927,149,956, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $38,067,813 and $36,223,466, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Investment Income
Interest	$11,133,496	$13,015,780
Total investment income	11,133,496	13,015,780

Expenses
Sponsor’s fees	1,927,290	1,785,101
Brokerage commissions and fees	182,572	233,599
Total expenses	2,109,862	2,018,700
Net Investment income	9,023,634	10,997,080

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	5,067	215
Futures contracts	38,182,150	57,205,070
Net realized gain	38,187,217	57,205,285
Net change in unrealized appreciation/depreciation on:
Short-term investments	(265,844)	(424,455)
Futures contracts	(1,386,063)	24,561,846
Net change in unrealized appreciation/depreciation	(1,651,907)	24,137,391
Net realized and unrealized gain	36,535,310	81,342,676

Net increase in net assets resulting from operations	$45,558,944	$92,339,756

Net increase in net assets per Share(a)	$0.98	$2.03

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Net Assets at December 31, 2024	$967,549,530

Operations
Net investment income	9,023,634
Net realized gain	38,187,217
Net change in unrealized appreciation/depreciation	(1,651,907)
Net increase in net assets resulting from operations	45,558,944

Capital Share Transactions
Contributions for Shares issued	75,823,691
Distributions for Shares redeemed	(35,792,357)
Net increase in net assets from capital share transactions	40,031,334

Increase in net assets	85,590,278

Net Assets at March 31, 2025	$1,053,139,808

Shares issued and redeemed
Shares issued	3,400,000
Shares redeemed	(1,600,000)
Net increase in Shares issued and outstanding	1,800,000

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

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$45,558,944	$92,339,756
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(1,599,049,686)	(1,324,233,999)
Sales/maturities of short-term investments	1,534,733,113	1,291,972,580
Accretion of discount	(11,122,791)	(12,991,926)
Net realized loss on short-term investments	(5,067)	(215)
Net change in unrealized appreciation/depreciation on short-term investments	265,844	424,455
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(10,977,091)	(15,193,076)
Payable for variation margin on open futures contracts	—	(5,873,212)
Sponsor’s fees payable	54,683	7,372
Net cash provided by (used in) operating activities	(40,542,051)	26,451,735

Cash Flows from Financing Activities
Contributions for Shares issued	75,823,691	65,101,349
Distributions for Shares redeemed	(35,792,357)	(91,002,894)
Net cash provided by (used in) financing activities	40,031,334	(25,901,545)
Net increase (decrease) in cash	(510,717)	550,190

Cash
Beginning of period
Unrestricted – cash	1,502,280	2,435,084

End of period
Unrestricted – cash	$991,563	$2,985,274

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2025 and December 31, 2024

March 31, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.22% – 4.31% due 4/01/25	$48,000,000	$48,000,000
4.30% – 4.33% due 4/03/25	74,000,000	73,982,553
4.29% due 4/08/25	40,000,000	39,966,976
4.28% – 4.30% due 4/15/25	57,000,000	56,905,954
4.30% – 4.33% due 4/17/25	61,250,000	61,134,061
4.30% – 4.31% due 4/22/25	65,000,000	64,838,842
4.32% due 4/24/25	39,000,000	38,894,490
4.29% – 4.30% due 5/01/25	62,500,000	62,279,564
4.30% due 5/06/25	50,000,000	49,794,041
4.32% due 5/08/25	33,000,000	32,856,363
4.27% due 5/13/25	50,000,000	49,753,250
4.33% due 5/15/25	35,000,000	34,818,872
4.29% – 4.30% due 5/20/25	51,500,000	51,203,489
4.31% due 5/22/25	73,200,000	72,761,867
4.27% – 4.28% due 5/27/25	80,000,000	79,472,666
4.30% due 5/29/25	40,000,000	39,726,930
4.28% due 6/03/25	46,000,000	45,661,950
4.28% due 6/10/25	51,000,000	50,584,987
4.30% due 6/12/25	9,500,000	9,420,390
4.28% due 6/24/25	35,000,000	34,657,408
4.30% due 6/26/25	42,500,000	42,074,092
Total U.S. Treasury bills (Cost: $1,038,817,854)		1,038,788,745

Total Investments – 98.64%		1,038,788,745
Other Assets, Less Liabilities – 1.36%		14,351,063
Net Assets – 100.00%		$1,053,139,808

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

34,290	June 16, 2025	$1,050,827,337	$31,223,043

See notes to financial statements.

December 31, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
4.17% – 4.59% due 1/02/25	$37,500,000	$37,500,000
4.34% – 4.62% due 1/07/25	98,000,000	97,944,299
4.57% due 1/09/25	43,000,000	42,964,807
4.29% – 4.51% due 1/14/25	89,000,000	88,875,569
4.53% due 1/16/25	56,000,000	55,907,757
4.61% due 1/21/25	30,000,000	29,932,776
4.62% due 1/23/25	30,000,000	29,925,716
4.48% due 1/28/25	36,000,000	35,890,863
4.51% due 1/30/25	50,000,000	49,835,497
4.50% due 2/04/25	55,000,000	54,788,541
4.35% – 4.47% due 2/06/25	42,500,000	42,325,521
4.34% due 2/11/25	75,000,000	74,651,357
4.50% due 2/13/25	82,000,000	81,594,453
4.30% due 2/18/25	5,000,000	4,972,655
4.53% due 2/20/25	64,000,000	63,636,179
4.29% due 2/25/25	9,500,000	9,440,139
4.45% – 4.50% due 2/27/25	25,000,000	24,835,859
4.46% due 3/06/25	28,750,000	28,539,454
4.35% due 3/13/25	50,000,000	49,593,634
4.34% due 3/20/25	61,000,000	60,455,082
Total U.S. Treasury bills (Cost: $963,373,422)		963,610,158

Total Investments – 99.59%		963,610,158
Other Assets, Less Liabilities – 0.41%		3,939,372
Net Assets – 100.00%		$967,549,530

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)

32,662	March 17, 2025	$964,446,802	$32,609,106

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2025

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 19, 2025.

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

As of March 31, 2025 and December 31, 2024, the Trust had restricted short-term investments held at the broker of $38,066,760 and $36,229,375, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net asset value per Share, beginning of period	$21.74	$20.08
Net investment income(a)	0.19	0.24
Net realized and unrealized gain(b)	0.82	1.78
Net increase in net assets from operations	1.01	2.02
Net asset value per Share, end of period	$22.75	$22.10

Total return, at net asset value(c)(d)	4.65%	10.06%

Ratio to average net assets:
Net investment income(e)	3.51%	4.62%
Expenses(e)	0.82%	0.85%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended  March 31, 2025 and the year ended December 31, 2024, the average month-end notional amounts of open Index Futures were $1,023,512,433 and $978,676,366, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$14,014,662	Payable for variation margin on open futures contracts	$—

December 31, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$3,037,571	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2025 and 2024:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$38,182,150	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(1,386,063)

Three Months Ended March 31, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$57,205,070	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	24,561,846

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
March 31, 2025
Futures contracts(a)	$31,223,043	$—	$—	$31,223,043
U.S. Treasury bills	—	1,038,788,745	—	1,038,788,745
December 31, 2024
Futures contracts(a)	$32,609,106	$—	$—	$32,609,106
U.S. Treasury bills	—	963,610,158	—	963,610,158

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value increased from $967,549,530 at December 31, 2024 to $1,053,139,808 at March 31, 2025. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 44,500,000 Shares at December 31, 2024 to 46,300,000 Shares at March 31, 2025, a consequence of 3,400,000 Shares (68 Baskets) being created and 1,600,000 Shares (32 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value was also affected by a net increase in net assets resulting from operations.

The 4.65% increase in the NAV from $21.74 at December 31, 2024 to $22.75 at March 31, 2025 is directly related to the 3.78% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the quarter ended March 31, 2025 was $45,558,944, resulting from a net realized and unrealized gain of $36,535,310 and a net investment income of $9,023,634. For the quarter ended March 31, 2025, the Trust had a net realized and unrealized loss of $260,777 on short-term investments and a net realized and unrealized gain of $36,796,087 on futures contracts. Other than the Sponsor’s fees of $1,927,290 and brokerage commissions and fees of $182,572, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2025 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2025, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2025, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	34,290
Expiration date:	June 2025
Weighted-average price per contract:	$297.35
Notional amount (fair value):	$1,050,827,337

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2025, which was $306.45 per contract, and the $100 multiplier applicable under the contract terms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 19, 2025:

The Trust may be negatively impacted by the effects of geopolitical events on the global economy and markets for certain commodities, including energy, precious metals, agriculture and other sectors.

Geopolitical events, including the continuation of the Russian war in Ukraine, conflict in the Middle East and other hostilities, and trade conflicts, could disrupt and adversely impact the global economy and markets for certain commodities. For example, the Russian war in Ukraine has led to disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors, as well as for certain commodity futures contracts that make up the S&P GSCI-ER due to actual and potential disruptions in the supply of commodities underlying such contracts. The United States, other countries and certain international organizations have imposed broad ranging economic sanctions on Russia and certain Russian corporations and individuals. In 2022, the United States banned imports of oil, natural gas and coal from Russia. As a result, the invasion of Ukraine and related events have contributed to backwardation (i.e., when current prices are higher than future prices) in the market for energy futures contracts such as crude oil, heating oil and natural gas. The continued impact on commodities and futures prices of the U.S. ban, as well as the extent and duration of the military action, resulting sanctions and associated market disruptions, are impossible to predict and depend on a number of factors. The continued impact of these events and other geopolitical events could be significant and may have a severe adverse effect on the performance of the Index and the value of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	1,600,000 Shares (32 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/25 to 01/31/25	350,000	23.20
02/01/25 to 02/28/25	350,000	22.51
03/01/25 to 03/31/25	900,000	21.99
Total	1,600,000	$22.36

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 7, 2025

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 7, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.