Form 10-Q
period 2025-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2025-08-05
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, the Registrant had 44,750,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Cash	$688,035	$1,502,280
Short-term investments, at fair value(a)	920,693,167	927,380,783
Short-term investments held at the broker (restricted), at fair value(b)	43,045,922	36,229,375
Receivable for variation margin on open futures contracts (Note 9)	—	3,037,571
Total Assets	964,427,124	968,150,009

Liabilities
Sponsor’s fees payable	585,798	600,479
Payable for variation margin on open futures contracts (Note 9)	4,437,061	—
Total Liabilities	5,022,859	600,479

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$959,404,265	$967,549,530

Shares issued and outstanding(c)	43,500,000	44,500,000
Net asset value per Share (Note 2G)	$22.06	$21.74

(a)	Cost of short-term investments: $920,683,294 and $927,149,956, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $43,045,459 and $36,223,466, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Investment Income
Interest	$9,844,942	$14,145,807	$20,978,438	$27,161,587
Total investment income	9,844,942	14,145,807	20,978,438	27,161,587

Expenses
Sponsor’s fees	1,730,557	2,026,058	3,657,847	3,811,159
Brokerage commissions and fees	180,111	188,202	362,683	421,801
Total expenses	1,910,668	2,214,260	4,020,530	4,232,960
Net Investment income	7,934,274	11,931,547	16,957,908	22,928,627

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	(2,912)	(11)	2,155	204
Futures contracts	(8,019,045)	(720,717)	30,163,105	56,484,353
Net realized gain (loss)	(8,021,957)	(720,728)	30,165,260	56,484,557
Net change in unrealized appreciation/depreciation on:
Short-term investments	39,445	324,741	(226,399)	(99,714)
Futures contracts	(36,095,716)	(7,036,546)	(37,481,779)	17,525,300
Net change in unrealized appreciation/depreciation	(36,056,271)	(6,711,805)	(37,708,178)	17,425,586
Net realized and unrealized gain (loss)	(44,078,228)	(7,432,533)	(7,542,918)	73,910,143

Net increase (decrease) in net assets resulting from operations	$(36,143,954)	$4,499,014	$9,414,990	$96,838,770

Net increase (decrease) in net assets per Share(a)	$(0.85)	$0.09	$0.21	$2.05

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025

Six Months Ended
June 30, 2025
Net Assets at December 31, 2024	$967,549,530

Operations
Net investment income	9,023,634
Net realized gain	38,187,217
Net change in unrealized appreciation/depreciation	(1,651,907)
Net increase in net assets resulting from operations	45,558,944

Capital Share Transactions
Contributions for Shares issued	75,823,691
Distributions for Shares redeemed	(35,792,357)
Net increase in net assets from capital share transactions	40,031,334

Increase in net assets	85,590,278

Net Assets at March 31, 2025	$1,053,139,808

Operations
Net investment income	7,934,274
Net realized loss	(8,021,957)
Net change in unrealized appreciation/depreciation	(36,056,271)
Net decrease in net assets resulting from operations	(36,143,954)

Capital Share Transactions
Contributions for Shares issued	113,512,706
Distributions for Shares redeemed	(171,104,295)
Net decrease in net assets from capital share transactions	(57,591,589)

Decrease in net assets	(93,735,543)

Net Assets at June 30, 2025	$959,404,265

Shares issued and redeemed
Shares issued	8,600,000
Shares redeemed	(9,600,000)
Net decrease in Shares issued and outstanding	(1,000,000)

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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$9,414,990	$96,838,770
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,115,374,791)	(2,724,069,646)
Sales/maturities of short-term investments	3,135,976,753	2,622,172,455
Accretion of discount	(20,955,137)	(27,093,638)
Net realized loss on short-term investments	(2,155)	(204)
Net change in unrealized appreciation/depreciation on short-term investments	226,399	99,714
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	3,037,571	—
Payable for variation margin on open futures contracts	4,437,061	(1,893,774)
Sponsor’s fees payable	(14,681)	48,609
Net cash provided by (used in) operating activities	16,746,010	(33,897,714)

Cash Flows from Financing Activities
Contributions for Shares issued	189,336,397	168,807,276
Distributions for Shares redeemed	(206,896,652)	(135,178,020)
Net cash provided by (used in) financing activities	(17,560,255)	33,629,256
Net increase (decrease) in cash	(814,245)	(268,458)

Cash
Beginning of period
Unrestricted – cash	1,502,280	2,435,084

End of period
Unrestricted – cash	$688,035	$2,166,626

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust Schedules of Investments (Unaudited) At June 30, 2025 and December 31, 2024

June 30, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.07% - 4.31% due 7/01/25	$108,000,000	$108,000,000
4.29% - 4.30% due 7/03/25	72,000,000	71,983,237
4.20% - 4.32% due 7/08/25	186,000,000	185,850,089
4.21% - 4.30% due 7/10/25	105,500,000	105,389,444
4.19% - 4.29% due 7/15/25	135,000,000	134,781,994
4.28% - 4.31% due 7/17/25	69,500,000	69,372,120
4.32% due 7/22/25	48,000,000	47,883,464
4.31% due 7/24/25	45,000,000	44,880,256
4.19% - 4.31% due 7/29/25	83,500,000	83,230,481
4.29% due 7/31/25	25,000,000	24,913,188
4.33% due 10/07/25	30,000,000	29,656,745
4.27% due 10/09/25	25,000,000	24,709,531
4.32% due 10/14/25	28,000,000	27,657,068
4.30% due 10/16/25	5,500,000	5,431,472
Total U.S. Treasury bills (Cost: $963,728,753)		963,739,089

Total Investments – 100.45%		963,739,089
Other Assets, Less Liabilities – (0.45)%		(4,334,824)
Net Assets – 100.00%		$959,404,265

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,469	September 16, 2025	$956,692,591	$(4,872,673)

See notes to financial statements.

December 31, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
4.17% – 4.59% due 1/02/25	$37,500,000	$37,500,000
4.34% – 4.62% due 1/07/25	98,000,000	97,944,299
4.57% due 1/09/25	43,000,000	42,964,807
4.29% – 4.51% due 1/14/25	89,000,000	88,875,569
4.53% due 1/16/25	56,000,000	55,907,757
4.61% due 1/21/25	30,000,000	29,932,776
4.62% due 1/23/25	30,000,000	29,925,716
4.48% due 1/28/25	36,000,000	35,890,863
4.51% due 1/30/25	50,000,000	49,835,497
4.50% due 2/04/25	55,000,000	54,788,541
4.35% – 4.47% due 2/06/25	42,500,000	42,325,521
4.34% due 2/11/25	75,000,000	74,651,357
4.50% due 2/13/25	82,000,000	81,594,453
4.30% due 2/18/25	5,000,000	4,972,655
4.53% due 2/20/25	64,000,000	63,636,179
4.29% due 2/25/25	9,500,000	9,440,139
4.45% – 4.50% due 2/27/25	25,000,000	24,835,859
4.46% due 3/06/25	28,750,000	28,539,454
4.35% due 3/13/25	50,000,000	49,593,634
4.34% due 3/20/25	61,000,000	60,455,082
Total U.S. Treasury bills (Cost: $963,373,422)		963,610,158

Total Investments – 99.59%		963,610,158
Other Assets, Less Liabilities – 0.41%		3,939,372
Net Assets – 100.00%		$967,549,530

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,662	March 17, 2025	$964,446,802	$32,609,106

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2025

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

As of June 30, 2025 and December 31, 2024, the Trust had restricted short-term investments held at the broker of $43,045,922 and $36,229,375, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$22.75	$22.10	$21.74	$20.08
Net investment income(a)	0.19	0.24	0.38	0.49
Net realized and unrealized gain (loss)(b)	(0.88)	(0.15)	(0.06)	1.62
Net increase (decrease) in net assets from operations	(0.69)	0.09	0.32	2.11
Net asset value per Share, end of period	$22.06	$22.19	$22.06	22.19

Total return, at net asset value(c)(d)	(3.03)%	0.41%	1.47%	10.51%

Ratio to average net assets:
Net investment income(e)	3.44%	4.41%	3.48%	4.51%
Expenses(e)	0.83%	0.82%	0.82%	0.83%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2025 and the year ended December 31, 2024, the average month-end notional amounts of open Index Futures were $979,625,600 and $978,676,366, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$4,437,061

December 31, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$3,037,571	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and six months ended June 30, 2025 and 2024:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$(8,019,045)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(36,095,716)

Three Months Ended June 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$(720,717)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(7,036,546)

Six Months Ended June 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$30,163,105	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(37,481,779)

Six Months Ended June 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$56,484,353	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	17,525,300

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
June 30, 2025
Futures contracts(a)	$(4,872,673)	$—	$—	$(4,872,673)
U.S. Treasury bills	—	963,739,089	—	963,739,089
December 31, 2024
Futures contracts(a)	$32,609,106	$—	$—	$32,609,106
U.S. Treasury bills	—	963,610,158	—	963,610,158

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2025

The Trust’s net asset value decreased from $1,053,139,808 at March 31, 2025 to $959,404,265 at June 30, 2025. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 46,300,000 Shares at March 31, 2025 to 43,500,000 Shares at June 30, 2025, a consequence of 5,200,000 Shares (104 Baskets) being created and 8,000,000 Shares (160 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was also affected by a net decrease in net assets resulting from operations.

The 3.03% decrease in the NAV from $22.75 at March 31, 2025 to $22.06 at June 30, 2025 is directly related to the 3.85% decrease in the settlement price for the Index Futures. The NAV decreased less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2025 was $36,143,954, resulting from a net realized and unrealized loss of $44,078,228 and a net investment income of $7,934,274. For the quarter ended June 30, 2025, the Trust had a net realized and unrealized gain of $36,533 on short-term investments and a net realized and unrealized loss of $44,114,761 on futures contracts. Other than the Sponsor’s fees of $1,730,557 and brokerage commissions and fees of $180,111, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2025

The Trust’s net asset value decreased from $967,549,530 at December 31, 2024 to $959,404,265 at June 30, 2025. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 44,500,000 Shares at December 31, 2024 to 43,500,000 Shares at June 30, 2025, a consequence of 8,600,000 Shares (172 Baskets) being created and 9,600,000 Shares (192 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The Trust’s NAV increased by 1.47% from $21.74 at December 31, 2024 to $22.06 at June 30, 2025 despite a 0.21% decrease in the settlement price for the Index Futures due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the period ended June 30, 2025 was $9,414,990, resulting from a net realized and unrealized loss of $7,542,918, and a net investment income of $16,957,908. For the six months ended June 30, 2025, the Trust had a net realized and unrealized loss of $224,244 on short-term investments and a net realized and unrealized loss of $7,318,674 on futures contracts. Other than the Sponsor’s fees of $3,657,847 and brokerage commissions and fees of $362,683, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2025 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2025, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2025, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	32,469
Expiration date:	September 2025
Weighted-average price per contract:	$296.15
Notional amount (fair value):	$956,692,591

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2025, which was $294.65 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	8,000,000 Shares (160 Baskets) were redeemed during the quarter ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/25 to 04/30/25	4,750,000	21.35
05/01/25 to 05/31/25	1,600,000	20.99
06/01/25 to 06/30/25	1,650,000	21.84
Total	8,000,000	$21.38

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 5, 2025

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.