Form 10-Q
period 2025-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2025-11-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

As of October 31, 2025, the Registrant had 46,600,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Cash	$121,011	$1,502,280
Short-term investments, at fair value(a)	950,904,561	927,380,783
Short-term investments held at the broker (restricted), at fair value(b)	48,341,812	36,229,375
Receivable for variation margin on open futures contracts (Note 9)	—	3,037,571
Receivable for capital shares sold	3,435,725	—
Total Assets	1,002,803,109	968,150,009

Liabilities
Sponsor’s fees payable	611,718	600,479
Payable for variation margin on open futures contracts (Note 9)	8,121,169	—
Total Liabilities	8,732,887	600,479

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$994,070,222	$967,549,530

Shares issued and outstanding(c)	43,400,000	44,500,000
Net asset value per Share (Note 2G)	$22.90	$21.74

(a)	Cost of short-term investments: $950,835,419 and $927,149,956, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $48,337,838 and $36,223,466, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Investment Income
Interest	$10,836,500	$13,037,036	$31,814,938	$40,198,623
Total investment income	10,836,500	13,037,036	31,814,938	40,198,623

Expenses
Sponsor’s fees	1,905,877	1,801,762	5,563,724	5,612,921
Brokerage commissions and fees	147,798	159,320	510,481	581,121
Total expenses	2,053,675	1,961,082	6,074,205	6,194,042
Net Investment income	8,782,825	11,075,954	25,740,733	34,004,581

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	1,244	1,222	3,399	1,426
Futures contracts	17,956,102	(77,701,360)	48,119,207	(21,217,007)
Net realized gain (loss)	17,957,346	(77,700,138)	48,122,606	(21,215,581)
Net change in unrealized appreciation/depreciation on:
Short-term investments	62,780	(71,699)	(163,619)	(171,413)
Futures contracts	11,839,522	6,815,884	(25,642,257)	24,341,184
Net change in unrealized appreciation/depreciation	11,902,302	6,744,185	(25,805,876)	24,169,771
Net realized and unrealized gain (loss)	29,859,648	(70,955,953)	22,316,730	2,954,190

Net increase (decrease) in net assets resulting from operations	$38,642,473	$(59,879,999)	$48,057,463	$36,958,771

Net increase (decrease) in net assets per Share(a)	$0.87	$(1.34)	$1.08	$0.80

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$967,549,530

Operations
Net investment income	9,023,634
Net realized gain	38,187,217
Net change in unrealized appreciation/depreciation	(1,651,907)
Net increase in net assets resulting from operations	45,558,944

Capital Share Transactions
Contributions for Shares issued	75,823,691
Distributions for Shares redeemed	(35,792,357)
Net increase in net assets from capital share transactions	40,031,334

Increase in net assets	85,590,278

Net Assets at March 31, 2025	$1,053,139,808

Operations
Net investment income	7,934,274
Net realized loss	(8,021,957)
Net change in unrealized appreciation/depreciation	(36,056,271)
Net decrease in net assets resulting from operations	(36,143,954)

Capital Share Transactions
Contributions for Shares issued	113,512,706
Distributions for Shares redeemed	(171,104,295)
Net decrease in net assets from capital share transactions	(57,591,589)

Decrease in net assets	(93,735,543)

Net Assets at June 30, 2025	$959,404,265

Operations
Net investment income	8,782,825
Net realized gain	17,957,346
Net change in unrealized appreciation/depreciation	11,902,302
Net increase in net assets resulting from operations	38,642,473

Capital Share Transactions
Contributions for Shares issued	81,966,460
Distributions for Shares redeemed	(85,942,976)
Net decrease in net assets from capital share transactions	(3,976,516)

Increase in net assets	34,665,957

Net Assets at September 30, 2025	$994,070,222

Shares issued and redeemed
Shares issued	12,250,000
Shares redeemed	(13,350,000)
Net decrease in Shares issued and outstanding	(1,100,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2024

Nine Months Ended September 30, 2024
Net Assets at December 31, 2023	$968,051,679

Operations
Net investment income	10,997,080
Net realized gain	57,205,285
Net change in unrealized appreciation/depreciation	24,137,391
Net increase in net assets resulting from operations	92,339,756

Capital Share Transactions
Contributions for Shares issued	65,101,349
Distributions for Shares redeemed	(91,002,894)
Net decrease in net assets from capital share transactions	(25,901,545)

Increase in net assets	66,438,211

Net Assets at March 31, 2024	$1,034,489,890

Operations
Net investment income	11,931,547
Net realized loss	(720,728)
Net change in unrealized appreciation/depreciation	(6,711,805)
Net increase in net assets resulting from operations	4,499,014

Capital Share Transactions
Contributions for Shares issued	103,705,927
Distributions for Shares redeemed	(44,175,126)
Net increase in net assets from capital share transactions	59,530,801

Increase in net assets	64,029,815

Net Assets at June 30, 2024	$1,098,519,705

Operations
Net investment income	11,075,954
Net realized loss	(77,700,138)
Net change in unrealized appreciation/depreciation	6,744,185
Net decrease in net assets resulting from operations	(59,879,999)

Capital Share Transactions
Contributions for Shares issued	7,345,390
Distributions for Shares redeemed	(164,604,840)
Net decrease in net assets from capital share transactions	(157,259,450)

Decrease in net assets	(217,139,449)

Net Assets at September 30, 2024	$881,380,256

Shares issued and redeemed
Shares issued	8,100,000
Shares redeemed	(14,300,000)
Net decrease in Shares issued and outstanding	(6,200,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$48,057,463	$36,958,771
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,188,864,448)	(3,775,956,226)
Sales/maturities of short-term investments	5,184,854,412	3,906,743,937
Accretion of discount	(31,786,399)	(40,105,867)
Net realized loss on short-term investments	(3,399)	(1,426)
Net change in unrealized appreciation/depreciation on short-term investments	163,619	171,413
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	3,037,571	(2,735,539)
Payable for variation margin on open futures contracts	8,121,169	(5,873,212)
Payable for investment securities purchased	—	2,098,511
Sponsor’s fees payable	11,239	(90,199)
Net cash provided by (used in) operating activities	23,591,227	121,210,163

Cash Flows from Financing Activities
Contributions for Shares issued	267,867,132	176,152,666
Distributions for Shares redeemed	(292,839,628)	(299,782,860)
Net cash provided by (used in) financing activities	(24,972,496)	(123,630,194)
Net decrease in cash	(1,381,269)	(2,420,031)

Cash
Beginning of period
Unrestricted – cash	1,502,280	2,435,084

End of period
Unrestricted – cash	$121,011	$15,053

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)
At September 30, 2025 and December 31, 2024

September 30, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.30% due 10/02/25	$42,800,000	$42,795,219
4.31% – 4.33% due 10/07/25	86,500,000	86,441,364
4.27% – 4.34% due 10/09/25	34,000,000	33,969,313
4.07% – 4.32% due 10/14/25	43,000,000	42,937,275
4.30% due 10/16/25	5,500,000	5,490,710
4.14% – 4.29% due 10/21/25	43,300,000	43,202,719
4.22% due 10/28/25	140,500,000	140,073,800
4.21% due 10/30/25	50,000,000	49,836,706
4.14% due 11/04/25	2,500,000	2,490,522
4.18% – 4.24% due 11/06/25	95,400,000	95,016,255
4.08% due 11/12/25	63,000,000	62,705,905
4.22% – 4.23% due 11/13/25	87,100,000	86,682,045
4.05% due 11/18/25	34,300,000	34,117,524
4.23% due 11/20/25	40,000,000	39,779,444
4.03% – 4.18% due 11/28/25	47,400,000	47,094,571
4.11% due 12/04/25	48,000,000	47,667,381
3.92% – 4.04% due 12/11/25	65,000,000	64,506,451
3.98% due 12/18/25	22,500,000	22,311,493
3.92% due 1/06/26	25,000,000	24,741,839
3.92% due 1/13/26	16,500,000	16,317,754
3.94% due 1/20/26	11,200,000	11,068,083
Total U.S. Treasury bills (Cost: $999,173,257)		999,246,373

Total Investments – 100.52%		999,246,373
Other Assets, Less Liabilities – (0.52)%		(5,176,151)
Net Assets – 100.00%		$994,070,222

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,687	December 15, 2025	$991,815,104	$6,966,849

See notes to financial statements.

December 31, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
4.17% – 4.59% due 1/02/25	$37,500,000	$37,500,000
4.34% – 4.62% due 1/07/25	98,000,000	97,944,299
4.57% due 1/09/25	43,000,000	42,964,807
4.29% – 4.51% due 1/14/25	89,000,000	88,875,569
4.53% due 1/16/25	56,000,000	55,907,757
4.61% due 1/21/25	30,000,000	29,932,776
4.62% due 1/23/25	30,000,000	29,925,716
4.48% due 1/28/25	36,000,000	35,890,863
4.51% due 1/30/25	50,000,000	49,835,497
4.50% due 2/04/25	55,000,000	54,788,541
4.35% – 4.47% due 2/06/25	42,500,000	42,325,521
4.34% due 2/11/25	75,000,000	74,651,357
4.50% due 2/13/25	82,000,000	81,594,453
4.30% due 2/18/25	5,000,000	4,972,655
4.53% due 2/20/25	64,000,000	63,636,179
4.29% due 2/25/25	9,500,000	9,440,139
4.45% – 4.50% due 2/27/25	25,000,000	24,835,859
4.46% due 3/06/25	28,750,000	28,539,454
4.35% due 3/13/25	50,000,000	49,593,634
4.34% due 3/20/25	61,000,000	60,455,082
Total U.S. Treasury bills (Cost: $963,373,422)		963,610,158

Total Investments – 99.59%		963,610,158
Other Assets, Less Liabilities – 0.41%		3,939,372
Net Assets – 100.00%		$967,549,530

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,662	March 17, 2025	$964,446,802	$32,609,106

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2025

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

As of September 30, 2025 and December 31, 2024, the Trust had restricted short-term investments held at the broker of $48,341,812 and $36,229,375, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$22.06	$22.19	$21.74	$20.08
Net investment income(a)	0.20	0.25	0.58	0.73
Net realized and unrealized gain (loss)(b)	0.64	(1.45)	0.58	0.18
Net increase (decrease) in net assets from operations	0.84	(1.20)	1.16	0.91
Net asset value per Share, end of period	$22.90	$20.99	$22.90	20.99

Total return, at net asset value(c)(d)	3.81%	(5.41)%	5.34%	4.53%

Ratio to average net assets:
Net investment income(e)	3.46%	4.62%	3.47%	4.55%
Expenses(e)	0.81%	0.82%	0.82%	0.83%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2025 and the year ended December 31, 2024, the average month-end notional amounts of open Index Futures were $990,296,644 and $978,676,366, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$8,121,169

December 31, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$3,037,571	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$17,956,102	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	11,839,522

Three Months Ended September 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$(77,701,360)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	6,815,884

Nine Months Ended September 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$48,119,207	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(25,642,257)

Nine Months Ended September 30, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$(21,217,007)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	24,341,184

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
September 30, 2025
Futures contracts(a)	$6,966,849	$—	$—	$6,966,849
U.S. Treasury bills	—	999,246,373	—	999,246,373
December 31, 2024
Futures contracts(a)	$32,609,106	$—	$—	$32,609,106
U.S. Treasury bills	—	963,610,158	—	963,610,158

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $959,404,265 at June 30, 2025 to $994,070,222 at September 30, 2025. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 43,500,000 Shares at June 30, 2025 to 43,400,000 Shares at September 30, 2025, a consequence of 3,650,000 Shares (73 Baskets) being created and 3,750,000 Shares (75 Baskets) being redeemed during the quarter.

The 3.81% increase in the NAV from $22.06 at June 30, 2025 to $22.90 at September 30, 2025 is directly related to the 2.98% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $38,642,473, resulting from a net realized and unrealized gain of $29,859,648 and a net investment income of $8,782,825. For the quarter ended September 30, 2025, the Trust had a net realized and unrealized gain of $64,024 on short-term investments and a net realized and unrealized gain of $29,795,624 on futures contracts. Other than the Sponsor’s fees of $1,905,877 and brokerage commissions and fees of $147,798, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s net asset value increased from $967,549,530 at December 31, 2024 to $994,070,222 at September 30, 2025. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 44,500,000 Shares at December 31, 2024 to 43,400,000 Shares at September 30, 2025, a consequence of 12,250,000 Shares (245 Baskets) being created and 13,350,000 Shares (267 Baskets) being redeemed during the period.

The 5.34% increase in the NAV from $21.74 at December 31, 2024 to $22.90 at September 30, 2025 is directly related to the 2.76% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $48,057,463, resulting from a net realized and unrealized gain of $22,316,730, and a net investment income of $25,740,733. For the nine months ended September 30, 2025, the Trust had a net realized and unrealized loss of $160,220 on short-term investments and a net realized and unrealized gain of $22,476,950 on futures contracts. Other than the Sponsor’s fees of $5,563,724 and brokerage commissions and fees of $510,481, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2025 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2025, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2025, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	32,687
Expiration date:	December 2025
Weighted-average price per contract:	$301.30
Notional amount (fair value):	$991,815,104

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2025, which was $303.43 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	3,750,000 Shares (75 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/25 to 07/31/25	550,000	22.71
08/01/25 to 08/31/25	250,000	22.64
09/01/25 to 09/30/25	2,950,000	22.97
Total	3,750,000	$22.92

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	November 5, 2025

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	November 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.