Form 10-K
period 2025-12-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2026-02-27
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the shares held by non-affiliates was approximately $549,415,021. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 30, 2026, the Registrant had 42,950,000 Shares outstanding.

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

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A., an affiliate of the Sponsor, is the trustee of the Trust (the “Trustee”). The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), a consolidated subsidiary of BlackRock, Inc. (“BlackRock”), serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the Delaware trustee of the Trust (the “Delaware Trustee”).

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

The futures contracts included in the S&P GSCI™, their percentage dollar weights, their market symbols and the exchanges on which they are traded, in each case as of January 31, 2026, are as follows:

Commodity	Dollar Weights January 31, 2026(a)	Ticker(b)	Trading Facility
Brent Crude Oil	18.22%	LCO	ICE - UK
Crude Oil	17.79%	CL	NYM / ICE
Gold	7.24%	GC	CMX
Copper	5.47%	MCU	LME
Gas Oil	5.22%	LGO	ICE - UK
Live Cattle	5.20%	LC	CME
Corn	4.67%	C	CBT
Aluminum	4.28%	MAL	LME
Heating Oil	3.69%	HO	NYM
Natural Gas	3.57%	NG	NYM / ICE
Lean Hogs	3.31%	LH	CME
Unleaded Gas	3.29%	RB	NYM
Soybeans	3.10%	S	CBT
Feeder Cattle	2.68%	FC	CME
Chicago Wheat	2.38%	W	CBT
Coffee	1.85%	KC	ICE - US
Sugar	1.72%	SB	ICE - US
Kansas Wheat	1.24%	KW	KBT
Cocoa	1.18%	CC	ICE - US
Nickel	0.93%	MNI	LME
Zinc	0.89%	MZN	LME
Cotton	0.88%	CT	ICE - US
Silver	0.64%	SI	CMX
Lead	0.56%	MPB	LME

(a)	The futures contracts included in the S&P GSCI™ and their percentage dollar weights, among other matters, may change. Source: S&P. Used with permission.
(b)	Tickers are Reuters RIC Codes.

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

With respect to the position aggregation rules adopted by the CFTC in December 2016, those final rules, which became effective on February 14, 2017, expand the circumstances requiring persons to aggregate referenced contracts that are owned or controlled by such persons. Specifically, the final aggregation rules require a person holding positions in multiple commodity pools with substantially identical trading strategies to aggregate the pools’ positions in referenced contracts, on a pro‑rata basis, with other positions in referenced contracts held or controlled by such person. These aggregation rules will apply to all commodity derivative contracts that are subject to position limits under the Final Position Limits Rules. The CFTC staff has granted relief, until the earlier of August 12, 2025 or the effective date of a rulemaking codifying such relief, from various conditions and requirements in the final aggregation rules, including the “substantially identical trading strategies” aggregation requirement. Under this relief, a person would not be required to aggregate positions on the basis of the “substantially identical trading strategies” aggregation requirement unless the person is holding or controlling the trading of positions in multiple accounts or commodity pools with substantially identical trading strategies in order to willfully circumvent applicable position limits. Although Index Futures are not among the referenced contracts identified in the Final Position Limits Rules, if federal position limits are extended to Index Futures or if the Exchange adopts similar aggregation rules, some participants in the market for Index Futures may be encumbered in trying to hedge their exposure, which could reduce liquidity in such Index Futures and the futures contracts and commodities underlying the S&P GSCI-ER and adversely affect the value of the Shares.

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

A failure of the Clearing FCM to segregate assets or a default of the Clearing FCM, its customers or other market participants may cause losses for the Trust.

The Commodity Exchange Act requires clearing FCMs to segregate all funds received from customers from such clearing FCM’s proprietary assets. If the Clearing FCM fails to segregate customer assets as required, the assets of the Trust might not be fully protected in the event of the Clearing FCM's distress, impairment or bankruptcy. Furthermore, in the event of the Clearing FCM's distress, impairment or bankruptcy, the Trust could be delayed in recovering its assets. The Trust also could be limited to recovering its pro rata share of all available customer funds held by the Clearing FCM, or the Trust may not recover any assets at all, even though certain property specifically traceable to the Trust was held by the Clearing FCM.

In addition, the Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from an FCM on behalf of the FCM’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the FCM’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with futures or options contracts may be held in a commingled omnibus account, which may not identify the names of the FCM’s individual customers. With respect to futures and options contracts, a clearing organization may use the assets of a nondefaulting customer held in an omnibus account at the clearing organization to satisfy the payment obligations of a defaulting customer of the FCM to the clearing organization. In the event of a default of another client of the Clearing FCM or the Clearing FCM’s failure to extend its own funds in connection with any such default, the Trust may not be able to recover the full amount of assets deposited by the Clearing FCM with the clearing organization on the Trust’s behalf. In the event of a bankruptcy or insolvency of any exchange or clearing house, the Trust could experience a loss of the funds deposited through the Clearing FCM as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

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

The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management (“ERM”) framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies registered under the Investment Company Act. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under limited circumstances) and limit sales loads do not apply to the Trust. The Sponsor is registered with the CFTC as a commodity pool operator, and the Advisor is registered with the CFTC as a commodity trading advisor. The CFTC therefore has jurisdiction over these entities and regulatory authority over certain activities of the Trust. The nature and degree of this regulation differs from the regulatory scheme imposed under the Investment Company Act.

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

If the Trust were to fail to qualify as a partnership for U.S. federal income tax purposes, the Trust’s income and items of deduction would not pass through to the Shareholders, the Trust would be required to pay tax at corporate rates on any portion of the Trust’s net income that does not constitute tax‑exempt income and distributions by the Trust to the Trust’s Shareholders would be taxable dividends to the extent of the Trust’s earnings and profits.

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

If the IRS makes audit adjustments to the Trust’s income tax returns, it may collect any resulting taxes (including any applicable penalties and interest) directly from the Trust, in which case the cash available for the distribution to the Trust’s Shareholders might be substantially reduced.

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

In addition, the transferee of the Shares or the applicable withholding agent generally would be required to deduct and withhold a tax equal to 10% of the amount realized by the transferor on the disposition, which would include an allocable portion of the Trust’s liabilities and would therefore generally exceed the amount of cash received by the transferor in the disposition, unless an exception to withholding applies, including if the transferor provides an affidavit stating the transferor’s taxpayer identification number and that the transferor is not a foreign person. Another exception to this withholding requirement applies if the Trust properly certifies via public notice that it was not engaged in a trade or business within the United States at any time during the Trust’s taxable year through the date designated on the public notice. The Trust intends to post a quarterly notice to its website confirming that it has not engaged in a U.S. trade or business. This notice is intended to allow non-U.S. Shareholders to indicate that the amount realized on the transfer of their Shares should not be subject to this withholding tax. If the transferee fails to properly withhold such tax when required to do so, the Trust would be required to deduct and withhold from distributions to the transferee a tax in an amount equal to the amount the transferee failed to withhold, plus interest.

Investors in the Shares are urged to consult their tax advisors regarding these rules and their potential impact.

Individual Shareholders that are not U.S. persons could be subject to U.S. federal estate tax in respect of their Shares.

Individuals who are neither citizens nor residents of the United States, as determined for U.S. federal estate tax purposes, (collectively, “Non-U.S. Residents”) may be subject to estate tax on “U.S. situs” property they own or are treated as owning at the time of death. The rules to determine whether an interest in a partnership (such as the Shares) is treated as having U.S. situs are not entirely clear. Shares may be considered to have U.S. situs, in which case they would be includible in the U.S. gross estate of a Non-U.S. Resident investor, unless an applicable tax treaty provides otherwise. Non-U.S. Residents considering an investment in Shares are urged to consult with their tax advisers regarding the potential application of U.S. federal estate taxes to their Shares in their particular circumstances.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2025, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27001, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that are designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

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

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate an incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. These plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs due diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

●

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2025, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2025, there were approximately 103 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2025 and 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchasers

2,100,000 Shares (42 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2025.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/01/25 to 10/31/25	550,000	22.75
11/01/25 to 11/30/25	1,050,000	23.20
12/01/25 to 12/31/25	500,000	23.14
Total	2,100,000	$23.05

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

During the period beginning July 10, 2006 (commencement of operations) and ending on December 31, 2025 (the Trust’s most recent fiscal year-end), the Trust’s net asset value grew from $7,358,911 at July 10, 2006 to $1,081,674,701 at December 31, 2025. Outstanding Shares in the Trust grew from 150,000 Shares at July 10, 2006 to 46,850,000 Shares at December 31, 2025.

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

The following graph presents the change in NAV of the Trust and the closing level of the Index for the years ended December 31, 2025, 2024 and 2023:

Results of Operations

The Year Ended December 31, 2025

The Trust’s net asset value increased from $967,549,530 at December 31, 2024 to $1,081,674,701 at December 31, 2025. The increase in the Trust’s net asset value resulted primarily from a net increase in the number of outstanding Shares, which rose from 44,500,000 Shares at December 31, 2024 to 46,850,000 Shares at December 31, 2025, a consequence of 17,800,000 Shares (356 Baskets) being created and 15,450,000 Shares (309 Baskets) being redeemed during the year. The increase in the Trust’s net asset value also benefited from a net increase in net assets resulting from operations.

The 6.21% increase in the NAV from $21.74 at December 31, 2024 to $23.09 at December 31, 2025 is directly related to the 2.76% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the year ended December 31, 2025 was $56,966,505, resulting from a net investment income of $34,251,853 and a net realized and unrealized gain of $22,714,652. For the year ended December 31, 2025, the Trust had a net realized and unrealized gain of $33,580 on short-term investments and a net realized and unrealized gain of $22,681,072 on futures contracts. Other than the Sponsor’s Fees of $7,596,948 and brokerage commissions and fees of $694,933, the Trust had no expenses during the year.

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

The net increase in net assets resulting from operations for the year ended December 31, 2024 was $69,991,022, resulting from a net investment income of $43,134,541 and a net realized and unrealized gain of $26,856,481. For the year ended December 31, 2024, the Trust had a net realized and unrealized loss of $183,791 on short-term investments and a net realized and unrealized gain of $27,040,272 on futures contracts. Other than the Sponsor’s Fees of $7,367,043 and brokerage commissions and fees of $749,551, the Trust had no expenses during the year.

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

Liquidity and Capital Resources

The Trust’s assets as of December 31, 2025 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s Fees and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. For the year ended December 31, 2025, interest income was $42,543,734, while the Sponsor’s Fees totaled $7,596,948. For the year ended December 31, 2024, interest income was $51,251,135, while the Sponsor’s Fees totaled $7,367,043. For the year ended December 31, 2023, interest income was $52,559,888, while the Sponsor’s Fees totaled $8,046,692. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of December 31, 2025, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of December 31, 2025, the Trust’s open Index Futures long positions were as follows:

Number of contracts	35,543
Expiration date	March 2026
Weighted-average price per contract	$307.38
Notional amount (fair value)	$1,078,495,466

The notional amount is calculated using the settlement price for the Index Futures on the CME on December 31, 2025, which was $303.43 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for each of the four quarters of 2025 and 2024.

	Three Months Ended (Unaudited)
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Investment Income
Interest	$11,133,496	$9,844,942	$10,836,500	$10,728,796
Total investment income	11,133,496	9,844,942	10,836,500	10,728,796
Expenses
Sponsor’s fees	1,927,290	1,730,557	1,905,877	2,033,224
Brokerage commissions and fees	182,572	180,111	147,798	184,452
Total expenses	2,109,862	1,910,668	2,053,675	2,217,676
Net investment income	9,023,634	7,934,274	8,782,825	8,511,120
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	5,067	(2,912)	1,244	2,377
Futures contracts	38,182,150	(8,019,045)	17,956,102	21,196,298
Net realized gain (loss)	38,187,217	(8,021,957)	17,957,346	21,198,675
Net change in unrealized appreciation/depreciation on:
Short-term investments	(265,844)	39,445	62,780	191,423
Futures contracts	(1,386,063)	(36,095,716)	11,839,522	(20,992,176)
Net change in unrealized appreciation/depreciation	(1,651,907)	(36,056,271)	11,902,302	(20,800,753)
Net realized and unrealized gain (loss)	36,535,310	(44,078,228)	29,859,648	397,922
Net increase (decrease) in net assets resulting from operations	$45,558,944	$(36,143,954)	$38,642,473	$8,909,042
Net increase (decrease) in net assets per Share	$0.98	$(0.85)	$0.87	$0.19

	Three Months Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Investment Income
Interest	$13,015,780	$14,145,807	$13,037,036	$11,052,512
Total investment income	13,015,780	14,145,807	13,037,036	11,052,512
Expenses
Sponsor’s fees	1,785,101	2,026,058	1,801,762	1,754,122
Brokerage commissions and fees	233,599	188,202	159,320	168,430
Total expenses	2,018,700	2,214,260	1,961,082	1,922,552
Net investment income	10,997,080	11,931,547	11,075,954	9,129,960
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	215	(11)	1,222	4,108
Futures contracts	57,205,070	(720,717)	(77,701,360)	23,822,025
Net realized gain (loss)	57,205,285	(720,728)	(77,700,138)	23,826,133
Net change in unrealized appreciation/depreciation on:
Short-term investments	(424,455)	324,741	(71,699)	(17,912)
Futures contracts	24,561,846	(7,036,546)	6,815,884	94,070
Net change in unrealized appreciation/depreciation	24,137,391	(6,711,805)	6,744,185	76,158
Net realized and unrealized gain (loss)	81,342,676	(7,432,533)	(70,955,953)	23,902,291
Net increase (decrease) in net assets resulting from operations	$92,339,756	$4,499,014	$(59,879,999)	$33,032,251
Net increase (decrease) in net assets per Share	$2.03	$0.09	$(1.34)	$0.76

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2025, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control – Integrated Framework” (2013).

Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

Shannon Ghia, 49, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on May 19, 2023. Ms. Ghia is a Managing Director of BlackRock, Inc. She has served as Global Head of ETF Engineering within BlackRock Global Markets & Index Investments since February 1, 2024. ETF Engineering encompasses the Product Engineering, Platform and Primary Offering functions. From January 1, 2022 to January 31, 2024, Ms. Ghia served as the Global Co-Head of ETF Markets for the Global Markets and Product Engineering teams, driving investment integrity and market quality in BlackRock’s ETF and index portfolios. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms.Ghia's service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 51, became a principal of the Sponsor on August 26, 2022. He has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Mr. Bowers is a Managing Director of BlackRock  Inc. and since October 4, 2021 has managed the Product Governance & Reporting Team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. Mr. Bowers serves as the Chief Trust Officer of BlackRock Institutional Trust Company and the Chief Financial Officer for each of iShares Trust, iShares, Inc. and iShares U.S. ETF Trust (the “iDTS Trusts”). From 2021 to 2025, Mr. Bowers oversaw fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the audit committee of the board for each of the iDTS Trusts. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Global Financial Reporting manager on the Business Operations & Technology team within BlackRock's GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock's Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Erin Armstrong, 43, became a principal of the Sponsor on July 23, 2025 and jointly responsible for the trading decisions with respect to the Trust's account as of June 30, 2025. She became a principal of the Advisor on July 28, 2025. Ms. Armstrong is a Director of BlackRock, Inc. and performs supervisory and managerial functions. Since January 2024, she has been a Senior Portfolio Manager in Derivatives and Digital Assets Portfolio Management within BlackRock's Global Markets & Index Investments Group (“BGM”). In that capacity, she is responsible for managing complex derivatives-based strategies, including outcome ETFs, commodities ETFs, currency-hedged and digital assets ETFs, and institutional currency-hedged and equity overlays. From November 2014 to January 2024, Ms. Armstrong was a Portfolio Manager on the ETF and Index Investments team within BGM. Previously, she was a Project Manager on BlackRock's Business Operations team. Ms. Armstrong earned her Bachelor of Arts in economics from the University of California at Santa Cruz.

Belinda Ng Castaneda, 43, became a principal of the Sponsor on June 20, 2019. Mrs. Castaneda became a principal of BlackRock Institutional Trust Company, N.A. on June 19, 2019 and of the Advisor on June 20, 2019. Mrs. Castaneda serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions on such entities’ Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of their business continuity planning system. From February 2016 to the present, Mrs. Castaneda has served as a Vice President of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions on the firm’s Business Continuity Management Program Operations Team. In that role, Mrs. Castaneda is responsible for running global program level tasks including metrics, reporting and data analysis along with development and administration of the firm’s business continuity planning system. From January 2012 to February 2016, Mrs. Castaneda served as an Associate of BlackRock Inc. as a Business Continuity Program Manager. From February 2009 to January 2012, Mrs. Castaneda served as an Analyst of BlackRock, Inc. performing operational support to the firm’s Business Continuity Management team. Prior to joining BlackRock, Inc., Mrs. Castaneda served in a data analyst function at H5, Inc. a data analytics technology firm, from July 2006 to February 2009. Prior to that, Mrs. Castaneda was an office automation assistant at the U.S. Department of Health and Human Services, where she focused on the Employee Human Resource and Payroll System (i.e., PeopleSoft software) from July 2002 to July 2006. Mrs. Castaneda earned a Bachelor of Science in Business Administration from San Jose State University, in 2005.

Ann Frechette, CPA, 57, became a principal of the Sponsor on April 13, 2020. Ms. Frechette became a principal of BlackRock Advisors, LLC on April 9, 2020 and of BFA, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management, LLC, and BlackRock Financial Management, Inc. on April 13, 2020. Ms. Frechette serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions as head of a Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by such entities. From May 2016 to the present, Ms. Frechette has served as a Managing Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions as head of the Global Financial Reporting team that prepares financial statements for various pooled investment vehicles managed by affiliates of BlackRock, Inc. From April 2013 to May 2016 Ms. Frechette served as the Managing Director of BlackRock, Inc. responsible for performing supervisory and managerial functions for the U.S. Registered Active Funds Financial Reporting team that prepares financial statements. From April 2006 to April 2012, Ms. Frechette served as the Global Director of Internal Audit at Citco Fund Services, a provider of banking, cash management, fund administration, and trust services, where her responsibilities included managing that firm’s audit team’s risk-based audits and SOC 1 project. From October 2002 to April 2006, Ms. Frechette served as a Senior Vice President at PNC Global Investment Servicing, a provider of processing, technology and business intelligence services to asset managers, broker/dealers and financial advisors, where she worked both in internal audit and the finance area within the transfer agency. From September 1991 to October 2002, Ms. Frechette served as a Senior Manager in the audit division of Ernst & Young’s financial services industry practice. Ms. Frechette graduated with honors from Drexel University with a Bachelor of Science in accounting in 1991 and was initially licensed as a certified public accountant in 1993.

Lindsey Haswell, 47, became a principal of the Sponsor on May 2, 2024 and is a member of the Sponsor’s audit committee. Ms. Haswell is the Chief Legal Officer of Tempo Labs, a layer-one blockchain designed specifically for payments that was incubated by Stripe and Paradigm that she joined in August 2025. She is also on the board of ProCap Acquisition Corp., a fintech-focused special purpose acquisition company. She served as the Chief Legal and Administrative Officer for crypto payments firm MoonPay from February 2023 to August 2025, and the Chief Legal and Administrative Officer for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

Philip Jensen, 67, became a principal of the Sponsor on September 15, 2009 and is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Timothy Kane, 45, became a principal of the Sponsor on June 28, 2019. Mr. Kane became a principal of BlackRock Financial Management, Inc. on June 27, 2019 and of BlackRock Advisors, LLC, the Advisor and BlackRock Institutional Trust Company, N.A. on June 28, 2019. Mr. Kane serves as a listed principal for each of the foregoing entities, performing supervisory and managerial functions in his capacity as Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services on a team that team is responsible for ensuring recoverability and resiliency when faced with crisis situations. From February 2014 to the present, Mr. Kane has served as a Director of BlackRock, Inc. and each of the foregoing entities, all of which are affiliates of BlackRock, Inc., performing supervisory and managerial functions in his capacity as the Global Head of Enterprise Resilience, including Business Continuity, Crisis Management and Disaster Recovery in Technology and Enterprise Services. Prior to joining BlackRock, Inc., Mr. Kane served as the Deputy Global Head of Crisis Management supporting the Business Continuity function at Deutsche Bank, multinational investment bank and financial services firm, from January 2009 to January 2014. Prior to that, Mr. Kane was the Director of Information Technology at the New York City Office of Emergency Management where he focused on the agency’s technology needs from December 2006 to December 2008. Mr. Kane earned a Bachelor of Science in Geographic Information Science from Salisbury University in 2002.

Peter Landini, 74, became a principal of the Sponsor on September 14, 2009 and is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner and is a member of the Financial Planning Association.

Orlando Montalvo, 58, became a principal of the Sponsor on January 15, 2025, and is jointly responsible for the trading decisions with respect to the Trust’s account as of January 21, 2025. Mr. Montalvo became a principal of the Advisor on February 3, 2025. Mr. Montalvo is a Managing Director of BlackRock, Inc. and performs supervisory and managerial functions. Since January 15, 2025, Mr. Montalvo has managed the Digital Currency and Currency Overlay Portfolio Management Team within BlackRock’s Global Markets & Index Investments Group. In that capacity, Mr. Montalvo oversees portfolio management for the currency hedged, commodity and crypto exchange-traded products and for institutional hedged currency overlays. His service with BlackRock or its affiliates dates to 1992, including his years with Barclays Global Investors. Mr. Montalvo earned his Bachelor of Science in finance from San Francisco State University.

Charles Park, 58, has been a principal of the Sponsor since August 4, 2016 and previously was a principal of the Sponsor from December 17, 2012 to April 27, 2015, in each case performing supervisory and managerial functions. He became a principal of the Advisor on December 31, 2012 and has served as Chief Compliance Officer for the Advisor since August 2006. Mr. Park became a principal of BlackRock Advisors, LLC, a commodity pool operator and commodity trading advisor registered with the CFTC, on June 26, 2014 and has served as its Chief Compliance Officer since June 2014. Mr. Park became a principal of BlackRock Financial Management, Inc., an investment management company, on September 28, 2016, has served as Chief Compliance Officer of BlackRock Financial Management, Inc. since September 2016 and performs supervisory and managerial functions. He became a principal of BlackRock Investment Management, LLC, an investment management company, on September 28, 2016, has served as Chief Compliance Officer of BlackRock Investment Management, LLC since September 2016 and performs supervisory and managerial functions. From December 31, 2012 to February 13, 2014, Mr. Park was a principal of BlackRock Asset Management International Inc., a former commodity pool operator that withdrew its commodity pool operator registration in February 2014, performing supervisory and managerial functions. Mr. Park has served as Global Head of Investment Advisory Compliance and Head of Americas Compliance for BlackRock, Inc. since July 2023. Mr. Park served as the Chief Compliance Officer of the iShares business from August 2006 through June 2023 and of the BlackRock SEC-registered funds from June 2014 through June 2023. In August 2006, Mr. Park joined BlackRock Institutional Trust Company, N.A., a commodity pool operator and commodity trading advisor registered with the CFTC, as the chief compliance officer for its SEC-registered subsidiaries; in his current role, he supervises and manages employees who serve in compliance roles at that entity. Prior to joining BlackRock Institutional Trust Company, N.A., Mr. Park served as Chief Compliance Officer of American Century Investment Management, Inc., an exempt commodity pool operator and an exempt commodity trading advisor, from October 1995 to July 2006. Mr. Park earned a Bachelor of Arts in economics from the University of Michigan in 1989 and a Juris Doctor from the University of Michigan in 1992.

Charles Pulsfort, 45, became a principal of the Sponsor, BFA, BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Institutional Trust Company, N.A., and BlackRock Investment Management, LLC on February 24, 2025. Mr. Pulsfort became a principal of BlackRock International Limited on February 26, 2025. He performs supervisory and managerial functions for each of the foregoing entities. He has served as Global Head of Financial Reporting for BlackRock, Inc. since February 1, 2025. In this role, Mr. Pulsfort leads the design and enhancement of BlackRock’s financial and regulatory reporting operating environment across multiple jurisdictions. From March 28, 2016 to January 31, 2025, Mr. Pulsfort led the Americas Financial Reporting, Regulatory Financial and Disclosure Operations and Technical Accounting Center groups within BlackRock’s Global Accounting and Product Services. In that capacity, Mr. Pulsfort oversaw the production and delivery of financial statements and regulatory financial reports, and he led a centralized accounting and financial reporting consultation center that supports accounting policies and technical accounting conclusions for BlackRock-sponsored funds. He is a Managing Director of BlackRock, Inc. Mr. Pulsfort graduated with honors from Ursinus College with a bachelor’s degree in economics and business administration.

Philip Vasan, 65, became a principal of the Sponsor and the Advisor on August 24, 2022 and performs supervisory and managerial functions. Mr. Vasan has been a Branch Manager of the Advisor and the Sponsor since December 5, 2024 and a swap associated person of the Advisor since November 29, 2024. Mr. Vasan has been a principal of BlackRock International Limited, performing supervisory and managerial functions, since August 24, 2022, an NFA associate member and an associated person since April 5, 2023, and a swap associated person since April 6, 2023. Since August 24, 2022, he has been a principal of each of BlackRock Advisors LLC, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management LLC, performing supervisory and managerial functions for each entity. Mr. Vasan has been an associated person and an NFA associate member of the Sponsor, the Advisor, BlackRock Investment Management LLC, BlackRock Institutional Trust Company, N.A. and BlackRock Advisors LLC since September 27, 2024. With respect to BlackRock Financial Management Inc., Mr. Vasan has been a principal, performing supervisory and managerial functions, since August 24, 2022 and an NFA associate member, an associated person and a swap associated person since October 11, 2016. Mr. Vasan is a Managing Director of BlackRock, Inc. Since February 2023, Mr. Vasan has served as the Co-Head of Fundamental Equities, and since August 2020, Mr. Vasan has also served as the Deputy Head of BlackRock, Inc.’s portfolio management group. Mr. Vasan previously was the Head of Global Lending, Liquidity and Financing from July 2019 to February 2023 and the Head of Investments and Portfolio Solutions for BlackRock, Inc.’s U.S. wealth advisory business from September 2016 to July 2019. He received a Bachelor of Arts from Oberlin College and a Ph.D. in Economics from Harvard University.

BlackRock Asset Management International Inc. became a principal of the Sponsor in June 2009.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, deter wrongdoing, and promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fees. For the year ended December 31, 2025, the Trust incurred Sponsor’s Fees of $7,596,948.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$64,800	$64,800
Audit-related fees(a)	250	250
Tax fees(b)	439,250	430,430
All other fees	—	—
Total	$504,300	$495,480

(a)	Amount represents fees billed for review of the regulatory filings.
(b)

PricewaterhouseCoopers LLP provides certain tax compliance and reporting services to the Trust, including the processing and delivery of certain information to the IRS, and assistance with tax reporting.

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Restated Certificate of Trust of iShares S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K on May 9, 2007

4.1	Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K on April 1, 2022

4.2	Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K on November 29, 2013

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 is incorporated by reference to Exhibit 4.3 of registrant’s Annual Report on Form 10-K on March 1, 2021

10.1	Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of Registrant’s Registration Statement No. 333-193156 on January 2, 2014

10.2	Sublicense Agreement is incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-126810 on May 26, 2006

10.3	Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 filed with registrant’s Registration Statement No. 333‑193156 on January 2, 2014

10.4	Master Service Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement on Form S‑3/A (No. 333‑254992) on May 24, 2021

10.5	Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement on Form S‑3/A (No. 333-254992) on May 24, 2021

10.6	Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement on Form S-3/A (No. 333-254992) on May 24, 2021

10.7	Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective Amendment No. 1 to Registration Statement No. 333‑193156 on April 2, 2014

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on February 20, 2024

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

iShares S&P GSCI™ Commodity-Indexed Trust

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares S&P GSCI Commodity-Indexed Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares S&P GSCI Commodity-Indexed Trust (the “Trust”) as of December 31, 2025 and 2024, and the related statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 27, 2026

We have served as the Trust’s auditor since 2006.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Cash	$458,981	$1,502,280
Short-term investments(a)	1,040,452,950	927,380,783
Short-term investments held at broker (restricted)(b)	52,782,806	36,229,375
Receivable for variation margin on open futures contracts (Note 9)	—	3,037,571
Total Assets	1,093,694,737	968,150,009

Liabilities
Sponsor’s fees payable	687,144	600,479
Payable for variation margin on open futures contracts (Note 9)	11,332,892	—
Total Liabilities	12,020,036	600,479

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,081,674,701	$967,549,530

Shares issued and outstanding(c)	46,850,000	44,500,000

Net asset value per Share (Note 2G)	$23.09	$21.74

(a)	Cost of short-term investments: $1,040,196,644 and $927,149,956, respectively.
(b)	Cost of short-term investments held at broker (restricted): $52,774,574 and $36,223,466, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Investment Income
Interest	$42,543,734	$51,251,135	$52,559,888
Total investment income	42,543,734	51,251,135	52,559,888
Expenses
Sponsor’s fees	7,596,948	7,367,043	8,046,692
Brokerage commissions and fees	694,933	749,551	863,130
Total expenses	8,291,881	8,116,594	8,909,822
Net investment income	34,251,853	43,134,541	43,650,066
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	5,776	5,534	26,056
Futures contracts	69,315,505	2,605,018	(58,095,356)
Net realized gain (loss)	69,321,281	2,610,552	(58,069,300)
Net change in unrealized appreciation/depreciation on:
Short-term investments	27,804	(189,325)	28,405
Futures contracts	(46,634,433)	24,435,254	(52,150,846)
Net change in unrealized appreciation/depreciation	(46,606,629)	24,245,929	(52,122,441)
Net realized and unrealized gain (loss)	22,714,652	26,856,481	(110,191,741)

Net increase (decrease) in net assets resulting from operations	$56,966,505	$69,991,022	$(66,541,675)

Net increase (decrease) in net assets per Share(a)	$1.26	$1.53	$(1.28)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Net Assets, Beginning of Year	$967,549,530	$968,051,679	$1,221,109,857

Operations:
Net investment income	34,251,853	43,134,541	43,650,066
Net realized gain (loss)	69,321,281	2,610,552	(58,069,300)
Net change in unrealized appreciation/depreciation	(46,606,629)	24,245,929	(52,122,441)
Net increase (decrease) in net assets resulting from operations	56,966,505	69,991,022	(66,541,675)

Capital Share Transactions:
Contributions for Shares issued	398,434,292	236,697,209	163,996,005
Distributions for Shares redeemed	(341,275,626)	(307,190,380)	(350,512,508)
Net increase (decrease) in net assets from capital share transactions	57,158,666	(70,493,171)	(186,516,503)

Increase (decrease) in net assets	114,125,171	(502,149)	(253,058,178)

Net Assets, End of Year	$1,081,674,701	$967,549,530	$968,051,679

Shares issued and redeemed
Shares issued	17,800,000	10,950,000	7,750,000
Shares redeemed	(15,450,000)	(14,650,000)	(17,100,000)
Net increase (decrease) in Shares issued and outstanding	2,350,000	(3,700,000)	(9,350,000)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Years Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$56,966,505	$69,991,022	$(66,541,675)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(6,718,681,334)	(5,154,527,374)	(8,410,865,134)
Sales/maturities of short-term investments	6,631,601,324	5,213,990,551	8,693,574,437
Accretion of discount	(42,512,008)	(51,143,677)	(52,420,810)
Net realized (gain) loss on short-term investments	(5,776)	(5,534)	(26,056)
Net change in unrealized appreciation/depreciation on short-term investments	(27,804)	189,325	(28,405)
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	3,037,571	(3,037,571)	14,408,722
Payable for variation margin on open futures contracts	11,332,892	(5,873,212)	5,873,212
Payable for investment securities purchased	—	—	—
Sponsor’s fees payable	86,665	(23,163)	(203,768)
Brokerage commissions and fees payable	—	—	—
Net cash provided by (used in) operating activities	(58,201,965)	69,560,367	183,770,523

Cash Flows from Financing Activities
Contributions for Shares issued	398,434,292	236,697,209	163,996,005
Distributions for Shares redeemed	(341,275,626)	(307,190,380)	(350,512,508)
Net cash provided by (used in) financing activities	57,158,666	(70,493,171)	(186,516,503)
Net decrease in cash and cash equivalents	(1,043,299)	(932,804)	(2,745,980)

Cash
Beginning of year
Unrestricted – cash	1,502,280	2,435,084	5,181,064

End of year
Unrestricted – cash	$458,981	$1,502,280	$2,435,084

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments

At December 31, 2025 and 2024

December 31, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
3.92% – 3.94% due 1/02/26	$66,900,000	$66,900,000
3.92% due 1/06/26	34,200,000	34,186,871
3.88% – 3.94% due 1/08/26	68,500,000	68,460,347
3.91% – 3.92% due 1/13/26	67,750,000	67,677,470
3.57% – 3.95% due 1/15/26	11,150,000	11,135,749
3.89% – 3.94% due 1/20/26	56,200,000	56,100,686
3.58% – 3.86% due 1/22/26	49,200,000	49,102,876
3.86% – 3.89% due 1/27/26	42,800,000	42,695,099
3.61% – 3.86% due 1/29/26	55,500,000	55,353,436
3.87% due 2/05/26	40,000,000	39,866,217
3.64% – 3.67% due 2/10/26	48,000,000	47,815,993
3.63% – 3.89% due 2/12/26	70,500,000	70,211,804
3.79% due 2/17/26	36,400,000	36,235,646
3.82% due 2/19/26	45,000,000	44,786,195
3.81% due 2/24/26	50,000,000	49,739,917
3.75% – 3.81% due 2/26/26	46,100,000	45,847,244
3.69% – 3.71% due 3/05/26	48,600,000	48,304,152
3.69% – 3.82% due 3/10/26	72,800,000	72,328,753
3.66% due 3/12/26	74,000,000	73,497,006
3.74% due 3/17/26	35,000,000	34,748,257
3.61% due 3/19/26	30,000,000	29,776,646
3.70% due 3/24/26	14,700,000	14,583,440
3.60% due 4/07/26	34,200,000	33,881,952
Total U.S. Treasury bills (Cost: $1,092,971,218)		1,093,235,756

Total Investments – 101.07%		1,093,235,756
Other Assets, Less Liabilities – (1.07)%		(11,561,055)
Net Assets – 100.00%		$1,081,674,701

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,543	March 16, 2026	$1,078,495,466	$(14,025,327)

December 31, 2024

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
4.17% – 4.59% due 1/02/25	$37,500,000	$37,500,000
4.34% – 4.62% due 1/07/25	98,000,000	97,944,299
4.57% due 1/09/25	43,000,000	42,964,807
4.29% – 4.51% due 1/14/25	89,000,000	88,875,569
4.53% due 1/16/25	56,000,000	55,907,757
4.61% due 1/21/25	30,000,000	29,932,776
4.62% due 1/23/25	30,000,000	29,925,716
4.48% due 1/28/25	36,000,000	35,890,863
4.51% due 1/30/25	50,000,000	49,835,497
4.50% due 2/04/25	55,000,000	54,788,541
4.35% – 4.47% due 2/06/25	42,500,000	42,325,521
4.34% due 2/11/25	75,000,000	74,651,357
4.50% due 2/13/25	82,000,000	81,594,453
4.30% due 2/18/25	5,000,000	4,972,655
4.53% due 2/20/25	64,000,000	63,636,179
4.29% due 2/25/25	9,500,000	9,440,139
4.45% – 4.50% due 2/27/25	25,000,000	24,835,859
4.46% due 3/06/25	28,750,000	28,539,454
4.35% due 3/13/25	50,000,000	49,593,634
4.34% due 3/20/25	61,000,000	60,455,082
Total U.S. Treasury bills (Cost: $963,373,422)		963,610,158

Total Investments – 99.59%		963,610,158
Other Assets, Less Liabilities – 0.41%		3,939,372
Net Assets – 100.00%		$967,549,530

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2024, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
32,662	March 17, 2025	$964,446,802	32,609,106

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements

December 31, 2025

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

The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. The Sponsor is a consolidated subsidiary of BlackRock, Inc. (“BlackRock”). BlackRock Fund Advisors (the “Advisor”), a consolidated subsidiary of BlackRock, serves as the commodity trading advisor of the Trust and is registered with the CFTC.

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

As of December 31, 2025 and December 31, 2024, the Trust had restricted short-term investments held at the broker of $52,782,806 and $36,229,375, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of December 31, 2025, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the years ended December 31, 2025, 2024 and 2023.

	December 31,
	2025	2024	2023
Net asset value per Share, beginning of year	$21.74	$20.08	$21.22

Net investment income(a)	0.76	0.94	0.84
Net realized and unrealized gain (loss)(b)	0.59	0.72	(1.98)
Net increase (decrease) in net assets from operations	1.35	1.66	(1.14)
Net asset value per Share, end of year	$23.09	$21.74	$20.08

Total return, at net asset value(c)	6.21%	8.27%	(5.37)%

Ratio to average net assets:
Net investment income	3.38%	4.39%	4.07%
Expenses	0.82%	0.83%	0.83%

(a)	Based on average Shares outstanding during the year.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investments for the period due to the timing of Trust Share transactions in relation to the fluctuating fair values of the Trust’s underlying investments.

(c)	Based on the change in net asset value of a Share during the year.

9 - Investing in Index Futures

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the year ended December 31, 2025 and the year ended December 31, 2024, the average month-end notional amounts of open Index Futures were $1,010,924,315 and $978,676,366, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
December 31, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,332,892

December 31, 2024
Commodity contracts	Receivable for variation margin on open futures contracts	$3,037,571	Payable for variation margin on open futures contracts	$—

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
December 31, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$69,315,505	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(46,634,433)

December 31, 2024
Commodity contracts	Net realized gain (loss) from futures contracts	$2,605,018	$—
	Net change in unrealized appreciation/depreciation on futures	—	24,435,254

December 31, 2023
	Net realized gain (loss) from futures contracts	$(58,095,356)	$—
	Net change in unrealized appreciation/depreciation on futures	—	(52,150,846)

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of December 31, 2025 and December 31, 2024:

	Level 1	Level 2	Level 3	Total
December 31, 2025
Futures contracts(a)	$(14,025,327)	$—	$—	$(14,025,327)
U.S. Treasury bills	—	1,093,235,756	—	1,093,235,756

December 31, 2024
Futures contracts(a)	$32,609,106	$—	$—	$32,609,106
U.S. Treasury bills	—	963,610,158	—	963,610,158

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Sponsor of iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	February 27, 2026

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	February 27, 2026

/s/ Philip Jensen

Philip Jensen

Director

Date:	February 27, 2026

/s/ Peter Landini

Peter Landini

Director

Date:	February 27, 2026

/s/ Lindsey Haswell

Lindsey Haswell

Director

Date:	February 27, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.