Form 10-Q
period 2026-03-31
iShares S&P GSCI Commodity-Indexed Trust
filed 2026-05-07
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the Registrant had 31,150,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Cash	$527,652	$458,981
Short-term investments, at fair value(a)	953,992,784	1,040,452,950
Short-term investments held at the broker (restricted), at fair value(b)	84,449,167	52,782,806
Total Assets	1,038,969,603	1,093,694,737

Liabilities
Sponsor’s fee payable	601,141	687,144
Payable for capital shares redeemed	35,449,284	—
Payable for variation margin on open futures contracts (Note 9)	5,504,689	11,332,892
Total Liabilities	41,555,114	12,020,036

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$997,414,489	$1,081,674,701

Shares issued and outstanding(c)	30,950,000	46,850,000
Net asset value per Share (Note 2G)	$32.23	$23.09

(a)	Cost of short-term investments: $954,008,649 and $1,040,196,644, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $84,453,985 and $52,774,574, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31
	2026	2025
Investment Income
Interest	$8,655,661	$11,133,496
Total investment income	8,655,661	11,133,496

Expenses
Sponsor’s fee	1,774,798	1,927,290
Brokerage commissions and fees	122,594	182,572
Total expenses	1,897,392	2,109,862
Net Investment income	6,758,269	9,023,634

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	28,115	5,067
Futures contracts	227,639,802	38,182,150
Net realized gain	227,667,917	38,187,217
Net change in unrealized appreciation/depreciation on:
Short-term investments	(285,223)	(265,844)
Futures contracts	82,570,068	(1,386,063)
Net change in unrealized appreciation/depreciation	82,284,845	(1,651,907)
Net realized and unrealized gain	309,952,762	36,535,310

Net increase in net assets resulting from operations	$316,711,031	$45,558,944

Net increase in net assets per Share(a)	$8.73	$0.98

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026

Three Months Ended March 31, 2026
Net Assets at December 31, 2025	$1,081,674,701

Operations
Net investment income	6,758,269
Net realized gain	227,667,917
Net change in unrealized appreciation/depreciation	82,284,845
Net increase in net assets resulting from operations	316,711,031

Capital Share Transactions
Contributions for Shares issued	148,615,137
Distributions for Shares redeemed	(549,586,380)
Net decrease in net assets from capital share transactions	(400,971,243)

Decrease in net assets	(84,260,212)

Net Assets at March 31, 2026	$997,414,489

Shares issued and redeemed
Shares issued	5,250,000
Shares redeemed	(21,150,000)
Net decrease in Shares issued and outstanding	(15,900,000)

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

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$316,711,031	$45,558,944
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(2,291,657,103)	(1,599,049,686)
Sales/maturities of short-term investments	2,354,846,086	1,534,733,113
Accretion of discount	(8,652,286)	(11,122,791)
Net realized gain on short-term investments	(28,115)	(5,067)
Net change in unrealized appreciation/depreciation on short-term investments	285,223	265,844
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	—	(10,977,091)
Payable for variation margin on open futures contracts	(5,828,203)	—
Sponsor’s fee payable	(86,003)	54,683
Net cash provided by (used in) operating activities	365,590,630	(40,542,051)

Cash Flows from Financing Activities
Contributions for Shares issued	148,615,137	75,823,691
Distributions for Shares redeemed	(514,137,096)	(35,792,357)
Net cash provided by (used in) financing activities	(365,521,959)	40,031,334
Net increase (decrease) in cash	68,671	(510,717)

Cash
Beginning of period
Unrestricted – cash	458,981	1,502,280

End of period
Unrestricted – cash	$527,652	$991,563

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At March 31, 2026 and December 31, 2025

March 31, 2026

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.66% – 3.68% due 4/02/26	$76,070,000	$76,062,332
3.60% – 3.69% due 4/07/26	103,200,000	103,137,823
3.66% – 3.68% due 4/09/26	61,200,000	61,150,897
3.66% – 3.69% due 4/14/26	40,000,000	39,947,566
3.68% due 4/16/26	43,600,000	43,534,128
3.68% – 3.69% due 4/21/26	68,070,000	67,932,801
3.68% – 3.69% due 4/23/26	72,600,000	72,438,964
3.70% due 4/28/26	30,000,000	29,918,314
3.66% due 5/07/26	15,000,000	14,945,363
3.67% – 3.68% due 5/14/26	88,484,000	88,099,242
3.66% – 3.68% due 5/21/26	99,447,000	98,945,897
3.70% due 5/26/26	42,000,000	41,766,116
3.68% due 5/28/26	30,000,000	29,827,228
3.67% due 6/02/26	35,000,000	34,782,297
3.67% due 6/04/26	47,000,000	46,698,048
3.69% due 6/11/26	60,500,000	60,070,772
3.70% due 6/18/26	40,000,000	39,688,260
3.66% due 6/23/26	35,000,000	34,711,478
3.67% due 6/30/26	30,300,000	30,027,565
3.69% due 7/07/26	25,000,000	24,756,860
Total U.S. Treasury bills (Cost: $1,038,462,634)		1,038,441,951

Total Investments – 104.11%		1,038,441,951
Other Assets, Less Liabilities – (4.11)%		(41,027,462)
Net Assets – 100.00%		$997,414,489

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of March 31, 2026, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
23,659	June 15, 2026	$996,187,510	$68,544,741

See notes to financial statements.

December 31, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.92% – 3.94% due 1/02/26	$66,900,000	$66,900,000
3.92% due 1/06/26	34,200,000	34,186,871
3.88% – 3.94% due 1/08/26	68,500,000	68,460,347
3.91% – 3.92% due 1/13/26	67,750,000	67,677,470
3.57% – 3.95% due 1/15/26	11,150,000	11,135,749
3.89% – 3.94% due 1/20/26	56,200,000	56,100,686
3.58% – 3.86% due 1/22/26	49,200,000	49,102,876
3.86% – 3.89% due 1/27/26	42,800,000	42,695,099
3.61% – 3.86% due 1/29/26	55,500,000	55,353,436
3.87% due 2/05/26	40,000,000	39,866,217
3.64% – 3.67% due 2/10/26	48,000,000	47,815,993
3.63% – 3.89% due 2/12/26	70,500,000	70,211,804
3.79% due 2/17/26	36,400,000	36,235,646
3.82% due 2/19/26	45,000,000	44,786,195
3.81% due 2/24/26	50,000,000	49,739,917
3.75% – 3.81% due 2/26/26	46,100,000	45,847,244
3.69% – 3.71% due 3/05/26	48,600,000	48,304,152
3.69% – 3.82% due 3/10/26	72,800,000	72,328,753
3.66% due 3/12/26	74,000,000	73,497,006
3.74% due 3/17/26	35,000,000	34,748,257
3.61% due 3/19/26	30,000,000	29,776,646
3.70% due 3/24/26	14,700,000	14,583,440
3.60% due 4/07/26	34,200,000	33,881,952
Total U.S. Treasury bills (Cost: $1,092,971,218)		1,093,235,756

Total Investments – 101.07%		1,093,235,756
Other Assets, Less Liabilities – (1.07)%		(11,561,055)
Net Assets – 100.00%		$1,081,674,701

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,543	March 16, 2026	$1,078,495,466	$(14,025,327)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

March 31, 2026

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

As of March 31, 2026 and December 31, 2025, the Trust had restricted short-term investments held at the broker of $84,449,167 and $52,782,806, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of March 31, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net asset value per Share, beginning of period	$23.09	$21.74
Net investment income(a)	0.19	0.19
Net realized and unrealized gain(b)	8.95	0.82
Net increase in net assets from operations	9.14	1.01
Net asset value per Share, end of period	$32.23	$22.75

Total return, at net asset value(c)(d)	39.58%	4.65%

Ratio to average net assets:
Net investment income(e)	2.86%	3.51%
Expenses(e)	0.80%	0.82%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the three months ended March 31, 2026 and the year ended December 31, 2025, the average month-end notional amounts of open Index Futures were $951,647,707 and $1,010,924,315, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
March 31, 2026
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$5,504,689

December 31, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,332,892

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three months ended March 31, 2026 and 2025:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended March 31, 2026
Commodity contracts	Net realized gain (loss) from futures contracts	$227,639,802	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	82,570,068

Three Months Ended March 31, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$38,182,150	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(1,386,063)

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
March 31, 2026
Futures contracts(a)	$68,544,741	$—	$—	$68,544,741
U.S. Treasury bills	—	1,038,441,951	—	1,038,441,951
December 31, 2025
Futures contracts(a)	$(14,025,327)	$—	$—	$(14,025,327)
U.S. Treasury bills	—	1,093,235,756	—	1,093,235,756

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward‑looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward‑looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

iShares Delaware Trust Sponsor LLC, a Delaware limited liability company, is the sponsor of the Trust (the “Sponsor”). BlackRock Institutional Trust Company, N.A. is the “Trustee” of the Trust. The Trust is a commodity pool, as defined in the Commodity Exchange Act (the “CEA”) and the applicable regulations of the Commodity Futures Trading Commission (the “CFTC”), and is operated by the Sponsor, a commodity pool operator registered with the CFTC. BlackRock Fund Advisors (the “Advisor”), a consolidated subsidiary of BlackRock, Inc., serves as the commodity trading advisor of the Trust and is registered with the CFTC. The Trust is not an investment company registered under the Investment Company Act of 1940, as amended. The Trust has delegated day-to-day administration of the Trust to the Trustee. The Trustee has delegated certain day-to-day administrative functions of the Trustee to State Street Bank and Trust Company (the “Trust Administrator”). Wilmington Trust Company, a Delaware trust company, serves as the “Delaware Trustee” of the Trust.

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

The Trustee values the Trust’s long positions in Index Futures on the basis of that day’s settlement prices for the Index Futures held by the Trust as announced by the applicable Exchange. The value of the Trust’s positions in any particular Index Futures contract equals the product of (1) the number of such Index Futures contracts owned by the Trust, (2) the settlement price of such Index Futures contract on the date of calculation and (3) the multiplier of such Index Futures contract. If there is no announced settlement price for a particular Index Futures contract on a Business Day, the Trustee uses the most recently announced settlement price unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate as a basis for valuation. The daily settlement price for each Index Futures contract currently held by the Trust is established on each trading day, generally at 2:40 p.m. (New York time), by the CME Group Inc., and its designated contract markets, including the CME, CBOT (Board of Trade of the City of Chicago, Inc.), NYMEX (New York Mercantile Exchange), COMEX and KCBT (the “CME Group”) staff.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value decreased from $1,081,674,701 at December 31, 2025 to $997,414,489 at March 31, 2026. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 46,850,000 Shares at December 31, 2025 to 30,950,000 Shares at March 31, 2026, a consequence of 5,250,000 Shares (105 Baskets) being created and 21,150,000 Shares (423 Baskets) being redeemed during the quarter. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 39.58% increase in the NAV from $23.09 at December 31, 2025 to $32.23 at March 31, 2026 is directly related to the 38.77% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the quarter ended March 31, 2026 was $316,711,031, resulting from a net investment income of $6,758,269 and a net realized and unrealized gain of $309,952,762. For the quarter ended March 31, 2026, the Trust had a net realized and unrealized loss of $257,108 on short-term investments and a net realized and unrealized gain of $310,209,870 on futures contracts. Other than the Sponsor’s fee of $1,774,798 and brokerage commissions and fees of $122,594, the Trust had no expenses during the quarter.

Liquidity and Capital Resources

The Trust’s assets as of March 31, 2026 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fee and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of March 31, 2026, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of March 31, 2026, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	23,659
Expiration date:	June 2026
Weighted-average price per contract:	$392.09
Notional amount (fair value):	$996,187,510

The notional amount is calculated using the settlement price for the Index Futures on the CME on March 31, 2026, which was $421.06 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2026, the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

The Trust may be negatively impacted by the effects of geopolitical events on the global economy and markets for certain commodities, including energy, precious metals, agriculture and other sectors.

Geopolitical events have had, and may continue to have, disruptive and adverse impacts on the global economy and on markets for certain commodities. Such events include the U.S. and Israel military action against Iran that began in February 2026 and Iran’s responses thereto, the U.S. military operation in Venezuela that started in January 2026, the Israel-Hamas conflict, and Russia’s continued military actions against Ukraine that began in February 2022 and the U.S. responses.

Hostilities in the Middle East have resulted in, and could continue to result in, disruptions to the production, transportation and pricing of crude oil, natural gas and other commodities; attacks on or damage to critical infrastructure, including refining facilities, maritime ports and international commercial marine vessels; increased shipping costs; and broader supply chain disruptions. The potential for a broader or prolonged conflict in the region could materially and adversely affect global supply and demand for oil, natural gas and other commodities, increase commodity price volatility, and adversely affect the liquidity, pricing and value of the commodity futures contracts underlying the Index.

Additionally, the Russian war in Ukraine has led to disruptions and increased volatility in the markets for certain commodities, including energy, precious metals, agriculture and other sectors, as well as for certain commodity futures contracts that make up the S&P GSCI-ER due to actual and potential disruptions in the supply of commodities underlying such contracts. The United States, other countries and certain international organizations have imposed broad ranging economic sanctions on Russia and certain Russian corporations and individuals. In 2022, the United States banned imports of oil, natural gas and coal from Russia. As a result, the invasion of Ukraine and related events have contributed to backwardation (i.e., when current prices are higher than future prices) in the market for energy futures contracts such as crude oil, heating oil and natural gas. The continued impact on commodities and futures prices of the U.S. ban, as well as the extent and duration of the military action, resulting sanctions and associated market disruptions, are impossible to predict and depend on a number of factors. The continued impact of these events and other geopolitical events could be significant and may have a severe adverse effect on the performance of the Index and the value and liquidity of the Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)         None.

b)         Not applicable.

c)         21,150,000 Shares (423 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share
01/01/26 to 01/31/26	11,400,000	25.39
02/01/26 to 02/28/26	6,400,000	24.90
03/01/26 to 03/31/26	3,350,000	30.08
Total	21,150,000	$25.97

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

Item 6. Exhibits

Exhibit No.		Description
3.1		Restated Certificate of Trust of iShares® S&P GSCI™ Commodity-Indexed Trust is incorporated by reference to Exhibit 3.1(i) of registrant’s Current Report on Form 8-K filed on May 9, 2007

4.1		Fourth Amended and Restated Trust Agreement is incorporated by reference to Exhibit 4.1 of registrant’s Current Report on Form 8-K filed on April 1, 2022

4.2		Authorized Participant Agreement is incorporated by reference to Exhibit 4.2 of registrant’s Current Report on Form 8-K filed on November 29, 2013

10.1		Investment Advisory Agreement is incorporated by reference to Exhibit 10.1 of registrant’s Registration Statement No. 333-193156 filed on January 2, 2014

10.2		Sublicense Agreement is incorporated by reference to Exhibit 10.2 of registrant’s Registration Statement No. 333-126810 filed on May 26, 2006

10.3		Futures and Options Account Agreement is incorporated by reference to Exhibit 10.3 of registrant’s Registration Statement No. 333‑193156 filed on January 2, 2014

10.4		Master Services Agreement is incorporated by reference to Exhibit 10.4 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.5		Service Module for Custodial Services is incorporated by reference to Exhibit 10.5 of registrant’s Registration Statement No. 333‑254992 filed on May 24, 2021

10.6		Service Module for Fund Administration and Accounting Services is incorporated by reference to Exhibit 10.6 of registrant’s Registration Statement No. 333-254992 filed on May 24, 2021

10.7		Control Agreement is incorporated by reference to Exhibit 10.7 of registrant’s Post-Effective amendment No. 1 to Registration Statement No. 333-193156 filed on April 2, 2014

31.1	*	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	*	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2	*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

99.1	*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated, thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	May 7, 2026

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	May 7, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.