Form 10-Q
period 2026-06-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2026-08-06
CIK 1332174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

As of July 31, 2026, the Registrant had 28,950,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Cash	$483,750	$458,981
Short-term investments, at fair value(a)	758,459,058	1,040,452,950
Short-term investments held at the broker (restricted), at fair value(b)	80,258,321	52,782,806
Receivable for variation margin on open futures contracts (Note 9)	679,723	—
Total Assets	839,880,852	1,093,694,737

Liabilities
Sponsor’s fee payable	595,982	687,144
Payable for variation margin on open futures contracts (Note 9)	—	11,332,892
Total Liabilities	595,982	12,020,036

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$839,284,870	$1,081,674,701

Shares issued and outstanding(c)	29,450,000	46,850,000
Net asset value per Share (Note 2G)	$28.50	$23.09

(a)	Cost of short-term investments: $758,490,612 and $1,040,196,644, respectively.
(b)	Cost of short-term investments held at the broker (restricted): $80,261,098 and $52,774,574, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Investment Income
Interest	$9,260,098	$9,844,942	$17,915,759	$20,978,438
Total investment income	9,260,098	9,844,942	17,915,759	20,978,438

Expenses
Sponsor’s fee	1,894,716	1,730,557	3,669,514	3,657,847
Brokerage commissions and fees	138,415	180,111	261,009	362,683
Total expenses	2,033,131	1,910,668	3,930,523	4,020,530
Net Investment income	7,226,967	7,934,274	13,985,236	16,957,908

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	2,722	(2,912)	30,837	2,155
Futures contracts	31,387,336	(8,019,045)	259,027,138	30,163,105
Net realized gain (loss)	31,390,058	(8,021,957)	259,057,975	30,165,260
Net change in unrealized appreciation/depreciation on:
Short-term investments	(13,647)	39,445	(298,870)	(226,399)
Futures contracts	(163,486,663)	(36,095,716)	(80,916,595)	(37,481,779)
Net change in unrealized appreciation/depreciation	(163,500,310)	(36,056,271)	(81,215,465)	(37,708,178)
Net realized and unrealized gain (loss)	(132,110,252)	(44,078,228)	177,842,510	(7,542,918)

Net increase (decrease) in net assets resulting from operations	$(124,883,285)	$(36,143,954)	$191,827,746	$9,414,990

Net increase (decrease) in net assets per Share(a)	$(3.95)	$(0.85)	$5.65	$0.21

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026

Six Months Ended June 30, 2026
Net Assets at December 31, 2025	$1,081,674,701

Operations
Net investment income	6,758,269
Net realized gain	227,667,917
Net change in unrealized appreciation/depreciation	82,284,845
Net increase in net assets resulting from operations	316,711,031

Capital Share Transactions
Contributions for Shares issued	148,615,137
Distributions for Shares redeemed	(549,586,380)
Net decrease in net assets from capital share transactions	(400,971,243)

Decrease in net assets	(84,260,212)

Net Assets at March 31, 2026	$997,414,489

Operations
Net investment income	7,226,967
Net realized gain	31,390,058
Net change in unrealized appreciation/depreciation	(163,500,310)
Net decrease in net assets resulting from operations	(124,883,285)

Capital Share Transactions
Contributions for Shares issued	225,059,716
Distributions for Shares redeemed	(258,306,050)
Net decrease in net assets from capital share transactions	(33,246,334)

Decrease in net assets	(158,129,619)

Net Assets at June 30, 2026	$839,284,870

Shares issued and redeemed
Shares issued	12,150,000
Shares redeemed	(29,550,000)
Net decrease in Shares issued and outstanding	(17,400,000)

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

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$191,827,746	$9,414,990
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(3,814,119,907)	(3,115,374,791)
Sales/maturities of short-term investments	4,086,271,852	3,135,976,753
Accretion of discount	(17,901,601)	(20,955,137)
Net realized gain on short-term investments	(30,837)	(2,155)
Net change in unrealized appreciation/depreciation on short-term investments	298,870	226,399
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(679,723)	3,037,571
Payable for variation margin on open futures contracts	(11,332,892)	4,437,061
Sponsor’s fee payable	(91,162)	(14,681)
Net cash provided by (used in) operating activities	434,242,346	16,746,010

Cash Flows from Financing Activities
Contributions for Shares issued	373,674,853	189,336,397
Distributions for Shares redeemed	(807,892,430)	(206,896,652)
Net cash provided by (used in) financing activities	(434,217,577)	(17,560,255)
Net increase (decrease) in cash	24,769	(814,245)

Cash
Beginning of period
Unrestricted – cash	458,981	1,502,280

End of period
Unrestricted – cash	$483,750	$688,035

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At June 30, 2026 and December 31, 2025

June 30, 2026

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.69% due 7/07/26	$25,000,000	$24,985,138
3.67% – 3.68% due 7/09/26	20,000,000	19,983,838
3.65% due 7/14/26	50,000,000	49,935,415
3.64% – 3.68% due 7/21/26	51,750,000	51,646,457
3.67% due 7/23/26	40,000,000	39,912,285
3.67% due 7/28/26	71,500,000	71,306,213
3.67% due 7/30/26	26,000,000	25,924,705
3.63% – 3.67% due 8/04/26	80,000,000	79,727,291
3.68% due 8/06/26	19,000,000	18,931,315
3.68% – 3.69% due 8/13/26	49,000,000	48,786,429
3.72% due 8/18/26	14,250,000	14,180,493
3.65% due 8/20/26	47,750,000	47,506,210
3.70% due 8/25/26	49,400,000	49,124,149
3.69% due 8/27/26	78,250,000	77,795,178
3.69% due 9/01/26	30,000,000	29,812,063
3.71% due 9/03/26	50,000,000	49,675,111
3.70% due 9/08/26	19,250,000	19,114,531
3.71% due 9/10/26	39,346,000	39,063,151
3.71% due 9/17/26	35,000,000	34,723,557
3.77% due 9/24/26	25,000,000	24,784,171
3.74% due 9/29/26	22,000,000	21,799,679
Total U.S. Treasury bills (Cost: $838,751,710)		838,717,379

Total Investments – 99.93%		838,717,379
Other Assets, Less Liabilities – 0.07%		567,491
Net Assets – 100.00%		$839,284,870

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of June 30, 2026, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
22,671	September 16, 2026	$838,205,815	$(94,941,922)

See notes to financial statements.

December 31, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b):
3.92% – 3.94% due 1/02/26	$66,900,000	$66,900,000
3.92% due 1/06/26	34,200,000	34,186,871
3.88% – 3.94% due 1/08/26	68,500,000	68,460,347
3.91% – 3.92% due 1/13/26	67,750,000	67,677,470
3.57% – 3.95% due 1/15/26	11,150,000	11,135,749
3.89% – 3.94% due 1/20/26	56,200,000	56,100,686
3.58% – 3.86% due 1/22/26	49,200,000	49,102,876
3.86% – 3.89% due 1/27/26	42,800,000	42,695,099
3.61% – 3.86% due 1/29/26	55,500,000	55,353,436
3.87% due 2/05/26	40,000,000	39,866,217
3.64% – 3.67% due 2/10/26	48,000,000	47,815,993
3.63% – 3.89% due 2/12/26	70,500,000	70,211,804
3.79% due 2/17/26	36,400,000	36,235,646
3.82% due 2/19/26	45,000,000	44,786,195
3.81% due 2/24/26	50,000,000	49,739,917
3.75% – 3.81% due 2/26/26	46,100,000	45,847,244
3.69% – 3.71% due 3/05/26	48,600,000	48,304,152
3.69% – 3.82% due 3/10/26	72,800,000	72,328,753
3.66% due 3/12/26	74,000,000	73,497,006
3.74% due 3/17/26	35,000,000	34,748,257
3.61% due 3/19/26	30,000,000	29,776,646
3.70% due 3/24/26	14,700,000	14,583,440
3.60% due 4/07/26	34,200,000	33,881,952
Total U.S. Treasury bills (Cost: $1,092,971,218)		1,093,235,756

Total Investments – 101.07%		1,093,235,756
Other Assets, Less Liabilities – (1.07)%		(11,561,055)
Net Assets – 100.00%		$1,081,674,701

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,543	March 16, 2026	$1,078,495,466	$(14,025,327)

See notes to financial statements.

iShares S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

June 30, 2026

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

As of June 30, 2026 and December 31, 2025, the Trust had restricted short-term investments held at the broker of $80,258,321 and $52,782,806, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of June 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

Pursuant to the applicable agreements with the Trust’s third-party service providers, the Trust has agreed to indemnify such service providers against certain claims, losses, liabilities and expenses, subject to the terms, conditions and limitations set forth therein.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$32.23	$22.75	$23.09	$21.74
Net investment income(a)	0.23	0.19	0.41	0.38
Net realized and unrealized gain (loss)(b)	(3.96)	(0.88)	5.00	(0.06)
Net increase (decrease) in net assets from operations	(3.73)	(0.69)	5.41	0.32
Net asset value per Share, end of period	$28.50	$22.06	$28.50	$22.06

Total return, at net asset value(c)(d)	(11.57)%	(3.03)%	23.43%	1.47%

Ratio to average net assets:
Net investment income(e)	2.87%	3.44%	2.86%	3.48%
Expenses(e)	0.81%	0.83%	0.80%	0.82%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI‑ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the six months ended June 30, 2026 and the year ended December 31, 2025, the average month-end notional amounts of open Index Futures were $964,166,734 and $1,010,924,315, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
June 30, 2026
Commodity contracts	Receivable for variation margin on open futures contracts	$679,723	Payable for variation margin on open futures contracts	$—

December 31, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,332,892

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and six months ended June 30, 2026 and 2025:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended June 30, 2026
Commodity contracts	Net realized gain (loss) from futures contracts	$31,387,336	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(163,486,663)

Three Months Ended June 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$(8,019,045)	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(36,095,716)

Six Months Ended June 30, 2026
Commodity contracts	Net realized gain (loss) from futures contracts	$259,027,138	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(80,916,595)

Six Months Ended June 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$30,163,105	$—
	Net change in unrealized appreciation/depreciation on futures contracts	—	(37,481,779)

10 -	Investment Valuation

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

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
June 30, 2026
Futures contracts(a)	$(94,941,922)	$—	$—	$(94,941,922)
U.S. Treasury bills	—	838,717,379	—	838,717,379
December 31, 2025
Futures contracts(a)	$(14,025,327)	$—	$—	$(14,025,327)
U.S. Treasury bills	—	1,093,235,756	—	1,093,235,756

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

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

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value decreased from $997,414,489 at March 31, 2026 to $839,284,870 at June 30, 2026. The decrease in the Trust’s net asset value resulted primarily from a net decrease in net assets resulting from operations. The Trust’s net asset value was also affected by a net decrease in the number of outstanding Shares, which fell from 30,950,000 Shares at March 31, 2026 to 29,450,000 Shares at June 30, 2026, a consequence of 6,900,000 Shares (138 Baskets) being created and 8,400,000 Shares (168 Baskets) being redeemed during the quarter.

The 11.57% decrease in the NAV from $32.23 at March 31, 2026 to $28.50 at June 30, 2026 is directly related to the 12.19% decrease in the settlement price for the Index Futures. The NAV decreased slightly less than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $124,883,285, resulting from a net realized and unrealized loss of $132,110,252, partially offset by a net investment income of $7,226,967. For the quarter ended June 30, 2026, the Trust had a net realized and unrealized loss of $10,925 on short-term investments and a net realized and unrealized loss of $132,099,327 on futures contracts. Other than the Sponsor’s fee of $1,894,716 and brokerage commissions and fees of $138,415, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2026

The Trust’s net asset value decreased from $1,081,674,701 at December 31, 2025 to $839,284,870 at June 30, 2026. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 46,850,000 Shares at December 31, 2025 to 29,450,000 Shares at June 30, 2026, a consequence of 12,150,000 Shares (243 Baskets) being created and 29,550,000 Shares (591 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 23.43% increase in the Trust’s NAV from $23.09 at December 31, 2025 to $28.50 at June 30, 2026 is directly related to the 21.85% increase in the settlement price for the Index Futures. The NAV increased slightly more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the period ended June 30, 2026 was $191,827,746, resulting from a net investment income of $13,985,236 and a net realized and unrealized gain of $177,842,510. For the six months ended June 30, 2026, the Trust had a net realized and unrealized loss of $268,033 on short-term investments and a net realized and unrealized gain of $178,110,543 on futures contracts. Other than the Sponsor’s fee of $3,669,514 and brokerage commissions and fees of $261,009, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of June 30, 2026 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fee and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of June 30, 2026, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of June 30, 2026, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts:	22,671
Expiration date:	September 2026
Weighted-average price per contract:	$411.60
Notional amount (fair value):	$838,205,815

The notional amount is calculated using the settlement price for the Index Futures on the CME on June 30, 2026, which was $369.73 per contract, and the $100 multiplier applicable under the contract terms.

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

Item 4. Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Hostilities in the Middle East have resulted in, and could continue to result in, disruptions to the production, transportation and pricing of crude oil, natural gas and other commodities; attacks on or damage to critical infrastructure, including refining facilities, maritime ports and international commercial marine vessels; increased shipping costs; and broader supply chain disruptions. The potential for a broader or prolonged conflict in the region could materially and adversely affect global supply and demand for oil, natural gas and other commodities, increase commodity price volatility, and adversely affect the liquidity, pricing and value of the commodity futures contracts underlying the Index.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	8,400,000 Shares (168 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share
04/01/26 to 04/30/26	3,150,000	31.32
05/01/26 to 05/31/26	1,150,000	33.52
06/01/26 to 06/30/26	4,100,000	29.54
Total	8,400,000	$30.74

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs

Director, President and Chief Executive Officer

(Principal executive officer)

Date:	August 5, 2026

/s/ Bryan Bowers

Bryan Bowers

Director and Chief Financial Officer

(Principal financial and accounting officer)

Date:	August 5, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.