Form 10-Q
period 2026-09-30
iShares S&P GSCI Commodity-Indexed Trust
filed 2026-11-06
CIK 1332174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2026, the Registrant had 28,500,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Assets and Liabilities (Unaudited)

At September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Cash	$28,524	$458,981
Short-term investments, at fair value(a)	935,248,208	1,040,452,950
Short-term investments held at the broker (restricted), at fair value(b)	82,201,836	52,782,806
Receivable for variation margin on open futures contracts (Note 9)	10,586,199	—
Total Assets	1,028,064,767	1,093,694,737

Liabilities
Sponsor’s fee payable	656,426	687,144
Payable for variation margin on open futures contracts (Note 9)	—	11,332,892
Total Liabilities	656,426	12,020,036

Commitments and contingent liabilities (Note 7)	—	—

Net Assets	$1,027,408,341	$1,081,674,701

Shares issued and outstanding(c)	28,900,000	46,850,000
Net asset value per Share (Note 2G)	$35.55	$23.09

(a)	Cost of short-term investments: $935,366,154 and $1,040,196,644, respectively.
(b)	Cost of short-term investments held at broker (restricted): $82,208,694 and $52,774,574, respectively.
(c)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment Income
Interest	$9,133,849	$10,836,500	$27,049,608	$31,814,938
Total investment income	9,133,849	10,836,500	27,049,608	31,814,938

Expenses
Sponsor’s fee	1,835,610	1,905,877	5,505,124	5,563,724
Brokerage commissions and fees	125,467	147,798	386,476	510,481
Total expenses	1,961,077	2,053,675	5,891,600	6,074,205
Net investment income	7,172,772	8,782,825	21,158,008	25,740,733

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Short-term investments	719	1,244	31,556	3,399
Futures contracts	114,685,407	17,956,102	373,712,545	48,119,207
Net realized gain	114,686,126	17,957,346	373,744,101	48,122,606
Net change in unrealized appreciation/depreciation on:
Short-term investments	(90,472)	62,780	(389,342)	(163,619)
Futures contracts	84,736,873	11,839,522	3,820,278	(25,642,257)
Net change in unrealized appreciation/depreciation	84,646,401	11,902,302	3,430,936	(25,805,876)
Net realized and unrealized gain	199,332,527	29,859,648	377,175,037	22,316,730

Net increase in net assets resulting from operations	$206,505,299	$38,642,473	$398,333,045	$48,057,463

Net increase in net assets per Share(a)	$7.01	$0.87	$12.28	$1.08

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2026

Nine Months Ended September 30, 2026
Net Assets at December 31, 2025	$1,081,674,701

Operations
Net investment income	6,758,269
Net realized gain	227,667,917
Net change in unrealized appreciation/depreciation	82,284,845
Net increase in net assets resulting from operations	316,711,031

Capital Share Transactions
Contributions for Shares issued	148,615,137
Distributions for Shares redeemed	(549,586,380)
Net decrease in net assets from capital share transactions	(400,971,243)

Decrease in net assets	(84,260,212)

Net Assets at March 31, 2026	$997,414,489

Operations
Net investment income	7,226,967
Net realized gain	31,390,058
Net change in unrealized appreciation/depreciation	(163,500,310)
Net decrease in net assets resulting from operations	(124,883,285)

Capital Share Transactions
Contributions for Shares issued	225,059,716
Distributions for Shares redeemed	(258,306,050)
Net decrease in net assets from capital share transactions	(33,246,334)

Decrease in net assets	(158,129,619)

Net Assets at June 30, 2026	$839,284,870

Operations
Net investment income	7,172,772
Net realized gain	114,686,126
Net change in unrealized appreciation/depreciation	84,646,401
Net increase in net assets resulting from operations	206,505,299

Capital Share Transactions
Contributions for Shares issued	51,887,755
Distributions for Shares redeemed	(70,269,583)
Net decrease in net assets from capital share transactions	(18,381,828)

Increase in net assets	188,123,471

Net Assets at September 30, 2026	$1,027,408,341

Shares issued and redeemed
Shares issued	13,700,000
Shares redeemed	(31,650,000)
Net decrease in Shares issued and outstanding	(17,950,000)

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

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$398,333,045	$48,057,463
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of short-term investments	(5,275,955,565)	(5,188,864,448)
Sales/maturities of short-term investments	5,378,413,809	5,184,854,412
Accretion of discount	(27,030,318)	(31,786,399)
Net realized gain on short-term investments	(31,556)	(3,399)
Net change in unrealized appreciation/depreciation on short-term investments	389,342	163,619
Change in operating assets and liabilities:
Receivable for variation margin on open futures contracts	(10,586,199)	3,037,571
Payable for variation margin on open futures contracts	(11,332,892)	8,121,169
Sponsor’s fee payable	(30,718)	11,239
Net cash provided by (used in) operating activities	452,168,948	23,591,227

Cash Flows from Financing Activities
Contributions for Shares issued	425,562,608	267,867,132
Distributions for Shares redeemed	(878,162,013)	(292,839,628)
Net cash provided by (used in) financing activities	(452,599,405)	(24,972,496)
Net decrease in cash	(430,457)	(1,381,269)

Cash
Beginning of period
Unrestricted – cash	458,981	1,502,280

End of period
Unrestricted – cash	$28,524	$121,011

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Schedules of Investments (Unaudited)

At September 30, 2026 and December 31, 2025

September 30, 2026

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
3.71% – 3.76% due 10/06/26	$81,004,000	$80,961,660
3.75% – 3.79% due 10/08/26	68,594,000	68,543,392
3.71% – 3.79% due 10/13/26	95,585,000	95,463,709
3.75% – 3.76% due 10/15/26	40,720,000	40,659,635
3.72% – 3.84% due 10/20/26	70,149,000	70,007,149
3.87% due 10/22/26	60,961,000	60,824,533
3.79% – 3.81% due 10/27/26	51,879,000	51,735,249
3.80% – 3.81% due 11/03/26	113,000,000	112,596,739
3.79% – 3.82% due 11/05/26	54,276,000	54,069,888
3.93% due 11/10/26	26,500,000	26,384,529
3.79% due 11/12/26	40,000,000	39,815,768
3.99% – 4.01% due 11/17/26	39,228,000	39,026,081
3.77% – 3.79% due 11/19/26	45,757,000	45,510,110
3.78% – 3.99% due 11/27/26	47,339,000	47,039,013
3.83% due 12/03/26	25,000,000	24,825,508
3.93% – 4.09% due 12/10/26	35,641,000	35,366,107
4.06% due 12/17/26	25,000,000	24,787,448
4.10% due 12/24/26	23,379,000	23,162,078
4.01% – 4.14% due 1/05/27	50,000,000	49,460,786
4.18% due 1/19/27	25,000,000	24,688,618
4.25% due 1/26/27	2,556,000	2,522,044
Total U.S. Treasury bills (Cost: $1,017,574,848)		1,017,450,044

Total Investments – 99.03%		1,017,450,044
Other Assets, Less Liabilities – 0.97%		9,958,297
Net Assets – 100.00%		$1,027,408,341

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of September 30, 2026, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
22,362	December 15, 2026	$1,024,333,227	$(10,205,049)

See notes to financial statements.

December 31, 2025

Security Description	Face Amount	Fair Value
U.S. Treasury bills(a)(b)
3.92% – 3.94% due 1/02/26	$66,900,000	$66,900,000
3.92% due 1/06/26	34,200,000	34,186,871
3.88% – 3.94% due 1/08/26	68,500,000	68,460,347
3.91% – 3.92% due 1/13/26	67,750,000	67,677,470
3.57% – 3.95% due 1/15/26	11,150,000	11,135,749
3.89% – 3.94% due 1/20/26	56,200,000	56,100,686
3.58% – 3.86% due 1/22/26	49,200,000	49,102,876
3.86% – 3.89% due 1/27/26	42,800,000	42,695,099
3.61% – 3.86% due 1/29/26	55,500,000	55,353,436
3.87% due 2/05/26	40,000,000	39,866,217
3.64% – 3.67% due 2/10/26	48,000,000	47,815,993
3.63% – 3.89% due 2/12/26	70,500,000	70,211,804
3.79% due 2/17/26	36,400,000	36,235,646
3.82% due 2/19/26	45,000,000	44,786,195
3.81% due 2/24/26	50,000,000	49,739,917
3.75% – 3.81% due 2/26/26	46,100,000	45,847,244
3.69% – 3.71% due 3/05/26	48,600,000	48,304,152
3.69% – 3.82% due 3/10/26	72,800,000	72,328,753
3.66% due 3/12/26	74,000,000	73,497,006
3.74% due 3/17/26	35,000,000	34,748,257
3.61% due 3/19/26	30,000,000	29,776,646
3.70% due 3/24/26	14,700,000	14,583,440
3.60% due 4/07/26	34,200,000	33,881,952
Total U.S. Treasury bills (Cost: $1,092,971,218)		1,093,235,756

Total Investments – 101.07%		1,093,235,756
Liabilities in Excess of Other Assets – (1.07)%		(11,561,055)
Net Assets – 100.00%		$1,081,674,701

(a)	A portion of the above U.S. Treasury bills are posted as margin for the Trust’s Index Futures positions as described in Note 2D.
(b)	Rates shown are discount rates paid at the time of purchase.

As of December 31, 2025, the open S&P GSCI-ER futures contracts were as follows:

Number of Contracts	Expiration Date	Current Notional Amount	Net Unrealized Appreciation (Depreciation)
35,543	March 16, 2026	$1,078,495,466	$(14,025,327)

See notes to financial statements.

iShares® S&P GSCI™ Commodity-Indexed Trust

Notes to Financial Statements (Unaudited)

September 30, 2026

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

The Trust considers cash as currencies deposited in one or more bank accounts. Cash is presented on the Statements of Cash Flows as unrestricted cash.

D.	Short-Term Investments

Short-term investments on the Statements of Assets and Liabilities consist principally of short-term fixed income securities with original maturities of one year or less. These investments are valued at fair value.

As of September 30, 2026 and December 31, 2025, the Trust had restricted short-term investments held at the broker of $82,201,836 and $52,782,806, respectively, which were posted as margin for the Trust’s Index Futures positions.

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

The Sponsor has analyzed the tax positions as of September 30, 2026, inclusive of the open tax return years, and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor has agreed under the Trust Agreement to pay the following administrative, operational and marketing expenses: (1) the fees of the Trustee, the Delaware Trustee, the Advisor, State Street Bank and Trust Company, as the trust administrator, the processing agent and their respective agents, (2) NYSE Arca listing fees, (3) printing and mailing costs, (4) audit fees, (5) fees for registration of the Shares with the SEC, (6) tax reporting costs, (7) license fees and (8) legal expenses relating to the Trust of up to $500,000 annually. Prior to March 31, 2022 the Sponsor had agreed to assume up to $100,000 per annum in legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the amount required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$28.50	$22.06	$23.09	$21.74
Net investment income(a)	0.24	0.20	0.65	0.58
Net realized and unrealized gain (loss)(b)	6.81	0.64	11.81	0.58
Net increase in net assets from operations	7.05	0.84	12.46	1.16
Net asset value per Share, end of period	$35.55	$22.90	$35.55	$22.90

Total return, at net asset value(c)(d)	24.74%	3.81%	53.96%	5.34%

Ratio to average net assets:
Net investment income(e)	2.92%	3.46%	2.88%	3.47%
Expenses (e)	0.80%	0.81%	0.80%	0.82%

(a)	Based on average Shares outstanding during the period.
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

Substantially all of the Trust’s assets are invested in Index Futures. The Index Futures’ settlement value at expiration is based on the value of the S&P GSCI-ER at that time. Therefore, the value of the Trust will fluctuate based upon the value of the S&P GSCI-ER and the prices of futures contracts and commodities underlying the S&P GSCI-ER. The commodities markets have historically been extremely volatile. For the nine months ended September 30, 2026 and the year ended December 31, 2025, the average month-end notional amounts of open Index Futures were $970,666,678 and $1,010,924,315, respectively.

The following table shows the variation margin on open futures contracts, by risk exposure category, on the Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025:

	Asset Derivatives	Fair Value	Liability Derivatives	Fair Value
September 30, 2026
Commodity contracts	Receivable for variation margin on open futures contracts	$10,586,199	Payable for variation margin on open futures contracts	$—
December 31, 2025
Commodity contracts	Receivable for variation margin on open futures contracts	$—	Payable for variation margin on open futures contracts	$11,332,892

The following table shows the effect of the open futures contracts, by risk exposure category, on the Statements of Operations for the three and nine months ended September 30, 2026 and 2025:

	Statements of Operations Location	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation/Depreciation
Three Months Ended September 30, 2026
Commodity contracts	Net realized gain (loss) from futures contracts	$114,685,407	$—
	Net change in unrealized appreciation (depreciation) on futures contracts	—	84,736,873
Three Months Ended September 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$17,956,102	$—
	Net change in unrealized appreciation (depreciation) on futures contracts	—	11,839,522
Nine Months Ended September 30, 2026
Commodity contracts	Net realized gain (loss) from futures contracts	$373,712,545	$—
	Net change in unrealized appreciation (depreciation) on futures contracts	—	3,820,278
Nine Months Ended September 30, 2025
Commodity contracts	Net realized gain (loss) from futures contracts	$48,119,207	$—
	Net change in unrealized appreciation (depreciation) on futures contracts	—	(25,642,257)

10 -	Investment Valuation

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

Level 3 –	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

Fair value pricing could result in a difference between the prices used to calculate the Trust’s net asset value and the prices used by the Trust’s underlying index, which in turn could result in a difference between the Trust’s performance and the performance of the Trust’s underlying index.

The following table summarizes the value of each of the Trust’s investments by the fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	Level 1	Level 2	Level 3	Total
September 30, 2026
Futures contracts(a)	$(10,205,049)	$—	$—	$(10,205,049)
U.S. Treasury bills	—	1,017,450,044	—	1,017,450,044
December 31, 2025
Futures contracts(a)	(14,025,327)	—	—	(14,025,327)
U.S. Treasury bills	—	1,093,235,756	—	1,093,235,756

(a)	Shown at the unrealized appreciation (depreciation) on the contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, none of the Trust, the Sponsor, the Advisor, the Trustee or the Delaware Trustee is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in expectations or predictions.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $839,284,870 at June 30, 2026 to $1,027,408,341 at September 30, 2026. The increase in the Trust’s net asset value resulted primarily from a net increase in net assets resulting from operations. The increase in the Trust’s net asset value was partially offset by a net decrease in the number of outstanding Shares, which fell from 29,450,000 Shares at June 30, 2026 to 28,900,000 Shares at September 30, 2026, a consequence of 1,550,000 Shares (31 Baskets) being created and 2,100,000 Shares (42 Baskets) being redeemed during the quarter.

The 24.74% increase in the NAV from $28.50 at June 30, 2026 to $35.55 at September 30, 2026 is directly related to a 23.89% increase in the settlement price for the Index Futures. The NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $206,505,299, resulting from a net investment income of $7,172,772 and a net realized and unrealized gain of $199,332,527. For the quarter ended September 30, 2026, the Trust had a net realized and unrealized loss of $89,753 on short-term investments and a net realized and unrealized gain of $199,422,280 on futures contracts. Other than the Sponsor’s fee of $1,835,610 and brokerage commissions and fees of $125,467, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2026

The Trust’s net asset value decreased from $1,081,674,701 at December 31, 2025 to $1,027,408,341 at September 30, 2026. The decrease in the Trust’s net asset value resulted primarily from a net decrease in the number of outstanding Shares, which fell from 46,850,000 Shares at December 31, 2025 to 28,900,000 Shares at September 30, 2026, a consequence of 13,700,000 Shares (274 Baskets) being created and 31,650,000 Shares (633 Baskets) being redeemed during the period. The decrease in the Trust’s net asset value was partially offset by a net increase in net assets resulting from operations.

The 53.96% increase in the Trust’s NAV from $23.09 at December 31, 2025 to $35.55 at September 30, 2026 is directly related to a 50.96% increase in the settlement price for the Index Futures. The Trust’s NAV increased more than the settlement price for the Index Futures on a percentage basis due to the interest income from U.S. Treasury bills.

The net increase in net assets resulting from operations for the period ended September 30, 2026 was $398,333,045, resulting from a net realized and unrealized gain of $377,175,037, and a net investment income of $21,158,008. For the nine months ended September 30, 2026, the Trust had a net realized and unrealized loss of $357,786 on short-term investments and a net realized and unrealized gain of $377,532,823 on futures contracts. Other than the Sponsor’s fee of $5,505,124 and brokerage commissions and fees of $386,476, the Trust had no expenses during the period.

Liquidity and Capital Resources

The Trust’s assets as of September 30, 2026 consist of Index Futures and Collateral Assets used to satisfy applicable margin requirements for those Index Futures positions. The Trust does not anticipate any further need for liquidity, because creations and redemptions of Shares generally occur in-kind and ordinary expenses are met by cash on hand. Interest earned on the assets posted as collateral is paid to the Trust and is used to pay the Sponsor’s fee and purchase additional Index Futures and Collateral Assets, or, in the discretion of the Sponsor, distributed to Shareholders. In exchange for a fee based on the net asset value of the Trust, the Sponsor has assumed most of the ordinary expenses incurred by the Trust. In the case of an extraordinary expense and/or insufficient interest income to cover ordinary expenses, however, the Trust could be forced to liquidate its positions in Index Futures and Collateral Assets to pay such expenses. As of September 30, 2026, the market for Index Futures had not developed significant liquidity and the Trust represented substantially all of the long-side open interest in Index Futures. In addition, it is expected that Goldman Sachs & Co. LLC or its accountholders may represent, directly or indirectly, a substantial portion of the short-side interest in such market. The existence of such a limited number of market participants could cause or exacerbate losses to the Trust if the Trust were required to liquidate its Index Futures positions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative Disclosure

The Trust is exposed to commodity price risk through the Trust’s holdings of Index Futures. The following table provides information about the Trust’s futures contract positions, which are sensitive to changes in commodity prices. As of September 30, 2026, the Trust’s open Index Futures positions (long) were as follows:

Number of contracts	22,362
Expiration date	December 2026
Weighted-average price per contract	$462.63
Notional amount (fair value)	$1,024,333,227

The notional amount is calculated using the settlement price for the Index Futures on the CME on September 30, 2026, which was $458.07 per contract, and the $100 multiplier applicable under the contract terms.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)	2,100,000 Shares (42 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Per Share
07/01/2026 to 07/31/2026	800,000	$30.64
08/01/2026 to 08/31/2026	—	—
09/01/2026 to 09/30/2026	1,300,000	35.20
Total	2,100,000	$33.46

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

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
Sponsor of the iShares S&P GSCI™ Commodity-Indexed Trust (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.